Form 10-K
period 2005-12-31
Calpine Corpus Christi Energy GP, LLC; Zion Energy LLC; CPN Freestone, LLC; Baytown Power GP, LLC; Calpine Generating Company, LLC; Delta Energy Center, LLC; Calpine Northbrook Southcoast Investors, LLC; Calpine Pastoria Holdings, LLC; Calpine Power Equipment LP; Corpus Christi Cogeneration LP
filed 2006-09-29
CIK 1294469, 1294836, 1294511, 1294401, 1294371, 1294478, 1294465, 1294817, 1294480, 1294457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 333-117335

Calpine Generating Company, LLC
(A Delaware Limited Liability Company)
CalGen Finance Corp.
(A Delaware Corporation)
I.R.S. Employer Identification Nos.
77-0555128
20-1162632
50 West San Fernando Street, 5th Floor
San Jose, California 95113
Telephone: (408) 995-5115
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Large accelerated file ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     Calpine Generating Company, LLC is a single member limited liability company and has no common stock.
     With respect to CalGen Finance Corp., 1,000 shares of common stock, par value $1, were outstanding as of the date hereof.

DOCUMENTS INCORPORATED BY REFERENCE
None
TABLE OF ADDITIONAL REGISTRANTS

State of
	Incorporation	Commission File	I.R.S. Employer
Registrant	or Organization	Number	Identification Number
CalGen Finance Corp.	Delaware	333-117335-40	20-1162632
CalGen Expansion Company, LLC	Delaware	333-117335-39	77-0555127
Baytown Energy Center, LP	Delaware	333-117335-38	77-0555135
Calpine Baytown Energy Center GP, LLC	Delaware	333-117335-37	77-0555133
Calpine Baytown Energy Center LP, LLC	Delaware	333-117335-36	77-0555138
Baytown Power GP, LLC	Delaware	333-117335-35	86-1056699
Baytown Power, LP	Delaware	333-117335-34	86-1056708
Carville Energy LLC	Delaware	333-117335-33	36-4309608
Channel Energy Center, LP	Delaware	333-117335-32	77-0555137
Calpine Channel Energy Center GP, LLC	Delaware	333-117335-31	77-0555139
Calpine Channel Energy Center LP, LLC	Delaware	333-117335-09	77-0555140
Channel Power GP, LLC	Delaware	333-117335-08	86-1056758
Channel Power, LP	Delaware	333-117335-07	86-1056755
Columbia Energy LLC	Delaware	333-117335-06	36-4380154
Corpus Christi Cogeneration LP	Delaware	333-117335-05	36-4337040
Nueces Bay Energy LLC	Delaware	333-117335-04	36-4216016
Calpine Northbrook Southcoast Investors, LLC	Delaware	333-117335-03	36-4337045
Calpine Corpus Christi Energy GP, LLC	Delaware	333-117335-02	86-1056770
Calpine Corpus Christi Energy, LP	Delaware	333-117335-30	86-1056497
Decatur Energy Center, LLC	Delaware	333-117335-29	77-0555708
Delta Energy Center, LLC	Delaware	333-117335-28	95-4812214
CalGen Project Equipment Finance Company Two, LLC	Delaware	333-117335-27	77-0585399
Freestone Power Generation LP	Texas	333-117335-26	76-0608559
Calpine Freestone, LLC	Delaware	333-117335-25	77-0486738
CPN Freestone, LLC	Delaware	333-117335-24	77-0545937
Calpine Freestone Energy GP, LLC	Delaware	333-117335-23	86-1056713
Calpine Freestone Energy, LP	Delaware	333-117335-22	86-1056720
Calpine Power Equipment LP	Texas	333-117335-21	76-0645514
Los Medanos Energy Center, LLC	Delaware	333-117335-20	77-0553164
CalGen Project Equipment Finance Company One, LLC	Delaware	333-117335-19	77-0556245
Morgan Energy Center, LLC	Delaware	333-117335-18	77-0555141
Pastoria Energy Facility L.L.C	Delaware	333-117335-17	77-0581976
Calpine Pastoria Holdings, LLC	Delaware	333-117335-16	77-0559247
Calpine Oneta Power, L.P	Delaware	333-117335-15	75-2815392
Calpine Oneta Power I, LLC	Delaware	333-117335-14	75-2815390
Calpine Oneta Power II, LLC	Delaware	333-117335-13	75-2815394
Zion Energy LLC	Delaware	333-117335-12	36-4330312
CalGen Project Equipment Finance Company Three LLC	Delaware	333-117335-11	10-0008436
CalGen Equipment Finance Holdings, LLC	Delaware	333-117335-10	77-0555519
CalGen Equipment Finance Company, LLC	Delaware	333-117335-01	77-0555523

FORM 10-K
ANNUAL REPORT
For the Year Ended December 31, 2005
     The collateral for the outstanding Notes and Term Loans described in Note 6 of the Notes to Consolidated Financial Statements of Calpine Generating Company, LLC includes the pledge of Calpine Generating Company, LLC’s membership interest in CalGen Expansion Company, LLC. Separate financial statements pursuant to Rule 3.16 of Regulation S-X are not included herein for CalGen Expansion Company, LLC because, with the exception of the nominal capitalization of $1,000 associated with CalGen Finance Corp., the consolidated financial statements of CalGen Expansion Company, LLC are identical to the consolidated financial statements of Calpine Generating Company, LLC included herein.

DEFINITIONS
     As used in this Report the abbreviations contained herein have the meanings set forth below. Additionally, the terms, the “Company,” “CalGen,” “we,” “us” and “our” refer to Calpine Generating Company, LLC and its subsidiaries, unless the context clearly indicates otherwise. Unless otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments thereto in each case as amended, restated, supplemented or otherwise modified to the date of this Report.

ABBREVIATION	DEFINITION
1933 Act	Securities Act of 1933, as amended

1934 Act	Securities Act of 1934, as amended

2004 Refinancing	Refinancing of the Construction Facility, consummated on March 23, 2004, in which CalGen issued the Notes and Term Loans and entered into the Revolving Credit Facility

345(b) Waiver Order	Order pursuant to Section 345(b) of the Bankruptcy Code authorizing continued (i) use of existing investment guidelines and (ii) operation of certain bank accounts dated May 4, 2006

Additional Registrants	The registrants listed in the “Table of Additional Registrants” above

Administrative Agreement	Master Administrative Services Agreement, dated as of March 23, 2004, among CalGen, CalGen Finance, the subsidiaries of CalGen party thereto and CASCI

ARO	Asset Retirement Obligation

Bankruptcy Code	United States Bankruptcy Code

Bankruptcy Court	United States Bankruptcy Court for the Southern District of New York

Bayer	Bayer Corporation

BP Amoco	BP Amoco Chemical Company

BPA	Bonneville Power Administration

Btu	British thermal units

CAISO	California Independent System Operator Corporation

CalGen Debtors	CalGen and each of its subsidiaries that filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court

CalGen Finance	CalGen Finance Corp.

CalGen Holdings	Calpine CalGen Holdings, Inc.

Calpine or Parent	Calpine Corporation

CalPX	California Power Exchange

CASCI	Calpine Administrative Services Company, Inc.

Cash Collateral Order	Second Amended Final Order of the Bankruptcy Court Authorizing Use of Cash Collateral and Granting Adequate Protection, dated February 24, 2006 as modified by the Order Granting Debtors Motion for Entry of an Order Pursuant to 11 U.S.C. Section 105,361 and 105,363 Modifying Order Authorizing Use of Cash Collateral and Granting Adequate Protection, dated June 21, 2006

CCFC II	Calpine Construction Finance Company II, LLC, which was renamed Calpine Generating Company, LLC (referred to herein as CalGen)) in connection with the 2004 Refinancing

CCMCI	Calpine Construction Management Company, Inc.

CenterPoint	CenterPoint Energy

CERCLA or Superfund	Comprehensive Environmental Response, Compensation and Liability Act of 1980

CES	Calpine Energy Services, L.P.

Chapter 11	Chapter 11 of the Bankruptcy Code

CIP	Construction In Progress

CITGO	CITGO Refining and Chemicals Company L.P.

Clean Air Act	Federal Clean Air Act of 1970

Clean Water Act	Federal Clean Water Act

ABBREVIATION	DEFINITION
Construction Facility	$2.5 billion Credit Agreement, dated as of October 16, 2000, among CCFC II, as borrower, the lenders from time to time party thereto, The Bank of Nova Scotia, as lead arranger, co-syndication agent and bookrunner, Credit Suisse First Boston, acting through its New York Branch, as lead arranger and administrative agent, Banc of America Securities LLC, and ING (U.S.) Capital LLC, as arrangers and co-syndication agents, BayerischeLandesbank Girozentrale, as arranger, co-documentation agent and LC bank, and CIBC World Markets Corp., Dresdner Kleinword Benson North America Services LLC, and TD Securities (USA) Inc., as arrangers and co-documentation agents

COSCI	Calpine Operating Services Company, Inc.

Cos-Mar	Cos-Mar, Inc.

CPUC	California Public Utilities Commission

CrossTex	CrossTex CCNG Transmission, Ltd.

Debtors	Calpine Corporation and each of its subsidiaries, including the CalGen Debtors, that have filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court

Decatur	Decatur Energy Center, LLC

DIP Facility	Revolving Credit, Term Loan and Guarantee Agreement, dated as of December 22, 2005, as amended on January 26, 2006, and as amended and restated by that certain Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, the Guarantors party thereto, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as joint syndication agents, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, General Electric Capital Corporation, as sub-agent for the Revolving Lenders, Credit Suisse, as administrative agent for the Second Priority Term Lenders, Landesbank Hessen Thuringen Girozentrale, New York Branch, General Electric Capital Corporation and HSH Nordbank AG, New York Branch, as joint documentation agents for the First Priority Lenders and Bayerische Landesbank, General Electric Capital Corporation and Union Bank of California, N.A., as joint documentation agents for the Second Priority Lenders

Dow	The Dow Chemical Company

Eastman	Eastman Chemical Company

EITF	Emerging Issues Task Force

Elementis	Elementis Chromium L.P.

Enbridge	Enbridge Pipelines (Bamagas Intrastate) LLC

EPA	United States Environmental Protection Agency

EPAct (1992) (2005)	Energy Policy Act of 1992 – or – Energy Policy Act of 2005

ERCOT	Electric Reliability Council of Texas

EWG	Exempt wholesale generator

FASB	Financial Accounting Standards Board

FERC	United States Federal Energy Regulatory Commission

FIN 46	FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51”

FIN 46-R	FIN 46 (revised December 31, 2003)

FIN 47	Interpretation of Statement of Financial Accounting Standards No. 47, “Accounting for Conditional Asset Retirement Obligations”

ABBREVIATION	DEFINITION
Fixed Price Agreement	WECC Fixed Price Gas Sale and Power Purchase Agreement, dated as of March 23, 2004, among CES, CalGen, Delta Energy Center, LLC and Los Medanos Energy Center, LLC

Flint Hills	Flint Hills Resources, L.P.

FPA	United States Federal Power Act

FUCO(s)	Foreign Utility Company(ies)

GAAP	Accounting principles generally accepted in the United States of America

Heat Rate	A measure of the amount of fuel required to produce a unit of electricity

HRSG	Heat recovery steam generator

Index Based Agreement	Index Based Gas Sale and Power Purchase Agreement, dated as of March 23, 2004, among CES, CalGen and the subsidiaries of CalGen party thereto

Index Hedge	ISDA Master Agreement, Schedule and Confirmation, dated as of March 12, 2004, between CalGen and MSCG, guaranteed by Morgan Stanley pursuant to the Guaranty, dated as of March 12, 2004, of Morgan Stanley in favor of MSCG

IPP(s)	Independent power producer(s)

ISO	Independent Systems Operators

KW	Kilowatt(s)

KWh	Kilowatt hour(s)

LCR	Lyondell-CITGO Refining L.P.

LDCs	Local distribution companies

LIBOR	London Inter-Bank Offered Rate

LSTC	Liability(ies) subject to compromise

LTSA	Long term service agreement

Maintenance Agreement	Master Maintenance Services Agreement, dated as of March 23, 2004, among CalGen, the subsidiaries of CalGen party thereto and COSCI

MMBtu	Million British thermal units

Morgan Stanley	Morgan Stanley & Co. Incorporated

MRTU	The CAISO’s Market Redesign and Technology Upgrade

MSCG	Morgan Stanley Capital Group, Inc.

MW	Megawatt(s)

MWh	Megawatt hour(s)

NERC	North American Electric Reliability Council

NESCO	National Energy Systems Company

NGA	United States Natural Gas Act

NOPR	Notice of Proposed Rulemaking

ABBREVIATION	DEFINITION
Notes	First Priority Secured Floating Rate Notes due 2009, Second Priority Secured Floating Rate Notes due 2010, Third Priority Secured Floating Rate Notes due 2011 and Third Priority Secured Notes due 2011 in the amounts of $235 million, $640 million, $680 million and $150 million, respectively

O&M	Operations and maintenance

O&M Agreement	Master Operation and Maintenance Agreement, dated as of March 23, 2004, among CalGen, its subsidiaries party thereto and COSCI

Panda	Panda Energy International, Inc. and certain related parties, including PLC II, LLC

Petition Date	December 20, 2005

PG&E	Pacific Gas and Electric Company

POX	Plant operating expense

PPA(s)	Power purchase agreement(s)

PRPs	Potentially responsible parties

PSO	Public Service Company of Oklahoma

PUC(s)	Public Utility Commission(s)

PUCT	Public Utility Commission of Texas

PUHCA 1935	United States Public Utility Holding Company Act of 1935, as amended

PUHCA 2005	United States Public Utility Holding Company Act of 2005

PURPA	United States Public Utility Regulatory Policies Act of 1978

PwC	PricewaterhouseCoopers LLP

QF	Qualifying facility under PURPA

RCRA	United States Resource Conservation and Recovery Act

Revolving Credit Facility	Amended and Restated Credit Agreement, dated as of March 23, 2004, among Calpine Generating Company, LLC, as borrower, the Guarantors party thereto from time to time, the Lenders party thereto from time to time, The Bank of Nova Scotia, as administrative agent, LC Bank, lead arranger and sole bookrunner, and Bayerische Landesbank Cayman Islands Branch, Credit Lyonnais New York Branch, ING Capital LLC, Toronto Dominion (Texas) Inc. and Union Bank of California, N.A., as arrangers and co-syndication agents, with respect to $200,000,000 First Priority Secured Revolving Loans

RMR	Reliability-Must-Run

RTO(s)	Regional Transmission Organization(s)

S&P	Standard and Poor’s, a division of The McGraw-Hill Companies, Inc

SAB	Staff Accounting Bulletin

SEC	United States Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

SFAS No. 5	Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”

SFAS No. 13	Statement of Financial Accounting Standards No. 13, “Accounting for Leases”

SFAS No. 34	Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost”

SFAS No. 58	Statement of Financial Accounting Standards No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34)”

ABBREVIATION	DEFINITION
SFAS No. 98	Statement of Financial Accounting Standards No. 98, “Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Lease — An Amendment of FASB Statements No. 13, 66, and 91 and a Rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11”

SFAS No. 109	Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”

SFAS No. 133	Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”

SFAS No. 140	Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125”

SFAS No. 141	Statement of Financial Accounting Standard No. 141, “Business Combinations”

SFAS No. 143	Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”

SFAS No. 144	Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of”

SFAS No. 151	Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”

SFAS No. 153	Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets.”

SFAS No. 154	Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”

SFAS No. 155	Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140”

SFAS No. 156	Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.”

Solutia	Solutia, Inc.

SOP 90-7	Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”

SPP	Southwest Power Pool

Subsidiary Guarantors	Each of the Additional Registrants, other than CalGen Finance.

Term Loans	First Priority Secured Term Loans due 2009 and Second Priority Secured Term Loans due 2010 in the amounts of $600 million and $100 million, respectively

TVA	Tennessee Valley Authority

UPI	USS-POSCO Industries

VIEs	Variable Interest Entities

Water Agreement	Raw Water Service Agreement, dated April 12, 2000 among Contra Costa Water District, Calpine Construction Finance Company, L.P. and Delta Energy Center, LLC

WEPCo.	Wisconsin Electric Power Company

Working Capital Facility	Working Capital Facility Agreement, dated as of March 23, 2004, among CalGen, as borrower, CalGen Holdings, as lender, and, for the limited purpose set forth therein, Calpine, as guarantor, with respect to $750 million of unsecured subordinated revolving loans

PART I
Item 1. Business
     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, (i) the risks and uncertainties associated with our Chapter 11 cases, including impact on operations; (ii) risks relating to the Chapter 11 filings by Calpine and certain of its affiliates including CES, COSCI and CASCI, which risks include: risks related to the ability of Calpine and its affiliates to continue to perform under the various affiliate agreements, including the Fixed Price and Index Based Agreements, and their ability to attract, retain and motivate key employees who provide services to us; (iii) our and their ability to successfully implement new strategies; (iv) our ability to successfully reorganize and emerge from Chapter 11; (v) our ability to attract and retain customers and counterparties; (vi) our ability to implement our business plan; (vii) financial results that may be volatile and may not reflect historical trends; (viii) our ability to manage liquidity needs and comply with financing obligations; (ix) the direct or indirect effects on our business of our and our affiliates’ (including Calpine’s) impaired credit; (x) potential volatility in earnings and requirements for cash collateral associated with the use of commodity contracts; (xi) price and supply of natural gas; (xii) unscheduled outages of operating plants; (xiii) quarterly and seasonal fluctuations of our results; (xiv) competition; (xv) risks associated with marketing and selling power from plants in the evolving energy markets; (xvi) present and possible future claims, litigation and enforcement actions; (xvii) effects of the application of laws or regulations, including changes in laws or regulations or the interpretation thereof; (xviii) restrictions imposed by the instruments governing our debt, and (xix) other risks identified in this report and the other reports that we file with the SEC. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.
     We file annual, quarterly and periodic reports and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. Our SEC filings, including the exhibits thereto, are accessible through the Internet at that website.
     Our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, are available for download, free of charge, as soon as reasonably practicable after these reports are filed with the SEC. You may request a copy of our SEC filings, at no cost to you, by writing or telephoning us care of: Calpine Corporation, 50 West San Fernando Street, San Jose, California 95113, attention: Corporate Secretary, telephone: (408) 995-5115. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.
COMPANY OVERVIEW
     On December 21, 2005, the CalGen Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The CalGen Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Together with the filings by CalGen and its subsidiaries, beginning on December 20, 2005, Calpine and many of its subsidiaries also filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases of all of the Debtors, including the CalGen Debtors, are being jointly administered in the Bankruptcy Court under the caption In re Calpine Corporation et al., Case No. 95-60200 (BRL). The Bankruptcy Court has treated December 20, 2005, as the filing date for Calpine and its direct and indirect wholly owned subsidiaries, including each of the CalGen Debtors, that filed under Chapter 11 at various dates in December 2005. Separately, certain of Calpine’s Canadian subsidiaries were granted relief in Canada under the Companies’ Creditors Arrangement Act (Canada), which, like Chapter 11 in the United States, allows for reorganization under the protection of the Canadian courts. See Note 4 of the Notes to Consolidated Financial Statements for additional details of the CalGen Debtors’ Chapter 11 cases.

     CalGen is a Delaware limited liability company and an indirect wholly-owned subsidiary of Calpine. We were originally formed in 2000 as Calpine Construction Finance Company II, LLC, and changed our name in 2004 to Calpine Generating Company, LLC. We are engaged, through our subsidiaries, in the construction, ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States of America. We indirectly own 14 power generating facilities that have an aggregate combined estimated peak capacity of 9,815 MW (nominal 8,416 MW without peaking capacity). Our combined peak capacity represents approximately 37.1% of Calpine’s 26,459 MW of aggregate estimated peak capacity in operation at December 31, 2005. Thirteen of our facilities are natural gas-fired combined cycle facilities and one, our Zion facility, is a natural gas-fired simple cycle facility. As of December 31, 2005, all 14 of our facilities had achieved commercial operation.
     CalGen Finance is our wholly-owned subsidiary and was formed solely for the purpose of facilitating the offering of our debt securities by acting as a co-issuer of those securities. CalGen Finance is nominally capitalized and does not have any operations or revenues.
     CES, which is a Debtor, is an indirect wholly-owned subsidiary of Calpine and is primarily engaged in managing the value of Calpine’s electrical generation and gas production assets. It provides trading and risk management services to Calpine and its affiliates in connection with the scheduling of electrical energy and capacity sales and fuel deliveries to meet delivery requirements and the optimization of the value of Calpine’s electrical generation assets. CES supplies gas to and purchases power from our facilities pursuant to the Fixed Price Agreement and the Index Based Agreement, described in more detail below under “Principal Agreements.”
     COSCI, which is a Debtor, was formed in 2002 to consolidate the operational functions of Calpine and certain of Calpine’s affiliates. Each of our facilities is operated and maintained under an O&M Agreement with COSCI, which has an initial term of 10 years beginning March 23, 2004. Under the O&M Agreement, COSCI provides all services necessary to operate and maintain all of our facilities, including developing operating plans for each facility. Major maintenance, which is currently provided to Delta, Baytown, Channel, Morgan and Decatur facilities pursuant to LTSAs with Siemens Westinghouse Power Corporation, is expected to be provided by COSCI under the Maintenance Agreement when those agreements are terminated. See “Principal Agreements” for a description of the O&M and Maintenance Agreements.
     CASCI, which is a Debtor, is a wholly-owned subsidiary of Calpine and provides administrative services to us pursuant to the Administrative Agreement. These services include accounting, auditing, financial reporting, budgeting and forecasting, tax, cash management, review of significant operation and financial matters, contract administrative services, invoicing, computer and information services and such other administrative and regulatory filing services as may be directed by us. The Administrative Agreement has an initial term of 10 years beginning March 23, 2004.
PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE
     The following discussion provides general background information regarding our Chapter 11 cases, and is not intended to be an exhaustive description. Further information pertaining to our Chapter 11 filings may be obtained through Calpine’s website at http://www.calpine.com. Access to documents filed with the Bankruptcy Court and other general information about the Chapter 11 cases is available at http://www.kccllc.net/calpine. The content of the foregoing websites is not a part of this Report.
     On December 21, 2005, the CalGen Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for a discussion of the events leading up to our Chapter 11 filings.
     The CalGen Debtors are continuing to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable Bankruptcy Court orders, as well as other applicable laws and rules. In general, each of the CalGen Debtors is authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Through our Chapter 11 cases, the CalGen Debtors are endeavoring, together with the other Debtors, to restore the Debtors to financial health. As discussed more fully under “Strategy,” below as well as in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 4 of the Notes to Consolidated Financial Statements, these efforts include reducing overhead and operating expenses, and discontinuing activities and disposing of assets without compelling profit potential, particularly near term profit potential. In addition, we expect that certain power plants or other of our assets will be sold, and that commercial operations may be suspended at certain of our power plants during our reorganization effort.
     In connection with its Chapter 11 filings, Calpine entered into a $2.0 billion DIP Facility as borrower. On December 21, 2005, the Bankruptcy Court granted Calpine interim approval to use up to $500 million of the $1.0 billion revolving facility under the DIP Facility. The CalGen Debtors, along with the other Debtor subsidiaries of Calpine, guarantee, on a secured basis, the obligations of Calpine under the DIP Facility. On January 26, 2006, the Bankruptcy Court granted final approval of the DIP Facility. The DIP Facility was amended and restated in connection with the closing on February 23, 2006 of the funding the term loan facilities. The DIP Facility consists of a $1 billion revolving credit facility (including a $300 million letter of credit subfacility and a $10 million swingline subfacility), priced at LIBOR plus 225 basis points or base rate plus 125 basis points; a $400 million first-priority term loan, priced at LIBOR plus 225 basis points or base rate plus 125 basis points; and a $600 million second-priority term loan, priced at LIBOR plus 400 basis points or the base rate plus 300 basis points. Borrowings under the DIP Facility are secured by liens on all of Calpine’s unencumbered assets and junior liens on all of its encumbered assets, including the assets of the CalGen Debtors. The DIP Facility will remain in place until the earlier of an effective Calpine plan of reorganization and December 20, 2007.
     At December 31, 2005, the maximum potential future payment on the CalGen Debtors’ guarantees was $25.0 million, the amount then outstanding under the DIP Facility. Subsequent to December 31, 2005, additional amounts have been drawn under the term loan facilities under the DIP Facility and amounts borrowed under the revolving facility have been repaid such that, as of June 30, 2006, there was $999.1 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and $3.4 million of letters of credit had been issued against the revolving facility. In accordance with FIN 45, we do not record a liability related to the guarantees as each guarantee is a subsidiary’s guarantee of the debt owed to a third party by its parent.
     In addition, the Bankruptcy Court approved cash collateral and adequate assurance stipulations in connection with the approval of the DIP Facility, which has allowed the CalGen Debtors’ activities to continue to function. The Debtors have also sought and obtained Bankruptcy Court approval through their “first day” and subsequent motions to continue to pay critical vendors, meet pre-petition and post-petition payroll obligations, maintain cash management systems, collateralize certain gas supply contracts, enter into and collateralize trading contracts, pay taxes, continue to provide employee benefits, maintain insurance programs and implement an employee severance program, which has allowed us to continue to operate our existing business in the ordinary course. In addition, The Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow Calpine to restrict trading of Calpine’s common stock (and related securities), which trading could negatively impact our accrued NOL carryforwards and other tax attributes. However, we can provide no assurances that such restrictions will prevent our NOL carryforwards or other tax attributes from being negatively impacted, nor can we provide any assurances that our NOL carryforwards will exist after our Chapter 11 restructuring or that our ability to utilize our NOL carryforwards, to the extent they do exist, may not be significantly limited as a result of our reorganization.
     The Bankruptcy Court established August 1, 2006, as the bar date for filing proofs of claim against the CalGen Debtors’ estates. Under certain limited circumstances, some creditors will be permitted to file claims after August 1, 2006. Differences between the amounts recorded and proofs of claim filed by the creditors will be investigated and resolved through the claims reconciliation process. Because of the number of creditors and claims, the claims reconciliation process may take a considerable amount of time to complete and we expect will continue after our emergence from Chapter 11. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to such allowed claims be presently determined. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, we will make adjustments to the liabilities recorded in our financial statements as appropriate. Any such adjustments could be material to our consolidated financial position and results of operations in any given period.
     Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Parties to executory contracts or unexpired leases rejected or deemed rejected by a CalGen Debtor may file proofs of claim against that CalGen Debtor’s estate for damages and parties to executory contracts or unexpired leases that are assumed have an opportunity to assert cure amounts prior to such assumptions. Due to ongoing evaluation of contracts for assumption or rejection and the uncertain nature of many of the potential claims for damages, we cannot project the magnitude of these potential claims at this time. We had until July 18, 2006, to assume unexpired non-residential real property leases; absent the consent of the applicable counterparty, such leases not assumed by that date would be deemed rejected. We have not rejected any such leases to date, nor have any such leases been deemed rejected, but we have entered into stipulations with applicable counterparties extending the time to assume certain of such leases that we are still examining. Further, on July 12, 2006, the Bankruptcy Court approved our motion to extend the time for Debtor-lessees (including CalGen Debtor-lessees) to assume leases between Debtor-lessees and any affiliated lessors until the confirmation of a plan of reorganization of the applicable Debtor-lessee. Without an extension of time to assume, leases between Debtors and their affiliates would also have been deemed rejected if not assumed by July 18, 2006.
     On September 12, 2006, we filed with the Bankruptcy Court a notice of rejection of a transportation contract between Columbia Energy LLC, a CalGen Debtor, and South Carolina Pipeline Corporation. The contract, which is scheduled to expire on November 30, 2023, was for transportion capacity on an intrastate pipeline that exceeded the Columbia facility’s requirements. On September 25, 2006, South Carolina Pipeline Corporation filed certain objections to the rejection notice. A hearing with the Bankruptcy Court regarding this objection has not yet been scheduled.
     Under the Bankruptcy Code, we have the exclusive right to file and solicit acceptances of a plan or plans of reorganization for a limited period of time specified by the Bankruptcy Code. On April 11, 2006, the Bankruptcy Court granted the Debtors’ application for an extension of the period during which they have the exclusive right to file a reorganization plan or plans from April 20, 2006, to December 31, 2006, and granted the Debtors the exclusive right until March 31, 2007, to solicit acceptances of such plan or plans.
     Subject to certain exceptions in the Bankruptcy Code, our Chapter 11 filings automatically stayed the initiation or continuation of most actions against the CalGen Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the CalGen Debtors’ estates. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. As a result of this stay, absent an order of the Bankruptcy Court, creditors are generally precluded from collecting pre-petition debts, and substantially all pre-petition liabilities are subject to compromise under a plan or plans of reorganization to be developed by the Debtors later in the Chapter 11 cases.
     At this time, it is not possible to accurately predict the effects of the Chapter 11 reorganization process on the business of the CalGen Debtors or if and when some or all of the CalGen Debtors may emerge from Chapter 11. The prospects for our future results depend on the timely and successful development, confirmation and implementation of a plan or plans of reorganization of the CalGen Debtors, which plan or plans may cover some or all of the other Debtors. There can be no assurance that a successful plan or plans of reorganization will be proposed by the CalGen Debtors, supported by the CalGen Debtors’ creditors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated. The ultimate recovery, if any, that creditors and equity security holders receive will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to the interests of each of the various creditor and equity, or other security holder constituencies, and it is possible that the equity interests in, or other securities issued by CalGen and the other CalGen Debtors, will be restructured in a manner that will substantially reduce or eliminate any remaining value of such equity interests or other securities, or that certain creditors may ultimately receive little or no payment with respect to their claims. If claims of any of the CalGen Debtors’ creditors will not be compromised, it is possible that such creditors will not have the right to vote on any such plan or plans. Whether or not a plan or plans or reorganization are approved, it is possible that the assets of any one or more of the CalGen Debtors may be liquidated.
PRINCIPAL AGREEMENTS
     On March 23, 2004, we completed the 2004 Refinancing of the Construction Facility with the issuance of $2.4 billion in Term Loans and Notes and a $200 million Revolving Credit Facility. Concurrent with the closing of the 2004 Refinancing, we entered into a series of agreements with certain of our affiliates. The following are summaries of certain of those agreements and therefore necessarily are not complete. Complete copies of each of the agreements and any amendments thereto have been filed with the SEC and are available as described above.
Purchase of Gas and Sale of Power
     Each of our facilities entered into the Index Based Agreement with CES. In addition, the Delta and Los Medanos facilities entered into the Fixed Price Agreement with CES. Under these agreements, CES purchases substantially all of the output from each facility (subject to certain exceptions for direct sales to third parties), and sells or delivers to each facility substantially all of the gas required for its operations (subject to certain exceptions for gas purchases from third parties).
     Fixed Price Agreement. Under the Fixed Price Agreement, CES purchases a total of 500 MW of capacity and associated energy from the Delta and Los Medanos facilities for a fixed price. In addition, CES will provide substantially all of the gas required to generate the energy scheduled pursuant to this agreement. Under the Fixed Price Agreement, CES makes a net payment of $3,615,346 (equivalent to $7.231/KW-month) each month for power purchased and gas sold under this agreement. In addition, CES makes variable O&M payments, which are dependent on the amount of energy delivered and the amount of operating time during on-peak hours. CES has the right in its sole discretion to schedule deliveries of energy from each facility up to its respective contracted capacity. However, the fixed payment is payable in full whether or not electricity deliveries have been scheduled, except for a facility’s failure to deliver. Calpine guarantees CES’s performance under this agreement. The Fixed Price Agreement is in effect through December 31, 2009, unless terminated earlier as permitted. Upon expiration or termination of the agreement, all capacity and associated energy will automatically be subject to the Index Based Agreement.
     Index Based Agreement. Under the Index Based Agreement, CES purchases the available electric output of each facility not previously sold under other long-term agreements (such as the Fixed Price Agreement). In addition, CES sells to each facility substantially all of the gas required to operate. Calpine guarantees CES’s performance under this agreement, which is in effect through December 31, 2013, unless terminated earlier as permitted.
     Pursuant to the Index Based Agreement, our off-peak, peaking and power augmentation products will be sold to CES at a fixed price through December 31, 2013. In addition, all of our remaining on-peak capacity will be sold to CES at a floating spot price that reflects the positive (if any, but never negative) difference between day-ahead power prices and day-ahead gas prices using indices chosen to approximate the actual power price that would be received and the actual gas price that would be paid in the market relevant for each facility. Each month, CES pays a net contract price for energy purchased and gas sold under this agreement. The contract price will equal the sum of:
     (1) an aggregate net payment for products provided during on-peak periods calculated in accordance with the agreement, plus
     (2) an aggregate fixed monthly payment for all other products, including off-peak, peaking and power augmentation products, generated by each facility, which equals $13,677,843, plus
     (3) a total variable O&M payment for the facilities (which will depend on the actual time the facilities are operating and delivering energy subject to the Index Based Agreement), plus
     (4) the amount paid under the Amoco Contract with respect to the Morgan facility, plus
     (5) certain adjustments with respect to gas transportation and electric transmission charges, minimum generation requirements and certain power purchase arrangements, minus
     (6) the cost of gas supplied to support certain other power purchase agreements, and steam sale agreements (including, as applicable, power and/or steam sold to certain facilities’ industrial hosts).
     The Index Based Agreement also provides for the issuance of letters of credit under our Revolving Credit Facility, which support certain gas supply agreements between CES, the projects and third parties. The Index Based Agreement has been amended to provide for the issuance of letters of credit under our Revolving Credit Facility to support certain gas supply agreements between CES and third parties under certain circumstances, to account for Solutia’s rejection of certain agreements with the Decatur facility, and to permit certain types of “buy-sell” arrangements involving intrastate natural gas pipelines in Texas that will enable us to buy gas directly and have it transported by CES.
     Index Hedge. As part of the 2004 Refinancing, we entered into the three-year Index Hedge with MSCG, an affiliate of Morgan Stanley. The Index Hedge, which terminates on April 1, 2007, provides for semi-annual payments to us by MSCG if, and to the extent that, the “Aggregate Spark Spread Amount” (as calculated pursuant to the Index Hedge) for any semi-annual period is less than $50 million. The Aggregate Spark Spread Amount equals the sum over each such semi-annual period of the individual facilities’ “Daily On-Peak Spark Spread Amounts” (as calculated under the Index Hedge). The Aggregate Spark Spread Amount is designed to approximate the aggregate Spark Spread Amount under the Index Based Agreement for the corresponding semi-annual period. Accordingly, the Aggregate Spark Spread Amount under the Index Hedge and the aggregate Spark Spread Amount under the Index Based Agreement are, subject to certain exceptions, calculated in the same manner, using the same indices and other inputs. The exceptions include the use in the Index Hedge of fixed, rather than variable, O&M and capacity factors, and the calculation of the Aggregate Spark Spread Amount without certain adjustments contained in the Index Based Agreement. Accordingly, the Aggregate Spark Spread Amount under the Index Hedge will not necessarily be the same as the aggregate Spark Spread Amount under the Index Based Agreement.
     Although the Index Hedge is designed to provide us with a partial hedge against the aggregate Spark Spread Amount under the Index Based Agreement, the Index Hedge does not protect us from all the risks that could cause a decrease in our revenue. For example, the Index Hedge does not protect us if CES fails to make payments to us under the Index Based Agreement as a result of its Chapter 11 filing or otherwise. In addition, if our operating and maintenance expenses are higher than expected or the facilities do not operate properly and CES does not absorb this risk under the Index Based Agreement, any payments to us under the Index Hedge, which reflect only market indices and not specific issues at our facilities, may not be sufficient to cover any cash-flow shortfalls that we may have as a result. The Index Hedge also does not protect us against adverse consequences that might arise from changes in interest rates. In addition, the Index Hedge terminates on April 1, 2007. The value of the Index Hedge is also dependent upon performance by Morgan Stanley Capital Group and, if Morgan Stanley Capital Group does not pay, payment by Morgan Stanley under its guarantee. See “Risk Factors — Risks Relating to Our Indebtedness and Limited Capital Resources — The Index Hedge provides limited protection against adverse changes in gas and electricity prices as measured by defined market indices.”
Operation of Facilities
     O&M Agreement. Under the O&M Agreement, COSCI provides all services necessary to operate and maintain each facility (other than major maintenance to the Baytown, Channel, Decatur, Delta and Morgan facilities, which is provided pursuant to LTSAs with Siemens Westinghouse Power Corporation) as described under the Maintenance Agreement described below) and general and administrative services, which are provided as described under the Administrative Agreement below. Covered services include labor and operating costs and fees, routine maintenance, materials and supplies, spare parts (except for combustion turbine hot path spare parts), tools, shop and warehouse equipment, safety equipment and certain project consumables and contract services (including facility maintenance, temporary labor, consultants, waste disposal, corrosion control, fire protection, engineering and environmental services), as well as procurement of water supply, water treatment and disposal, waste disposal, electricity usage and demand costs, fixed utility access, interconnection and interconnection maintenance charges, gas and electric transmission costs and emergency services.
     All work and services performed under the O&M Agreement is provided on a cost reimbursable basis plus reasonable overhead. Costs payable to COSCI shall not, in the aggregate, exceed costs for similar goods or services that would normally be charged by unrelated third parties and shall in no event exceed the prices that COSCI charges to unrelated third parties for such goods or services. Calpine guarantees COSCI’s performance under this agreement. The O&M Agreement has an initial term of 10 years beginning March 23, 2004 and is automatically extended for successive one-year periods thereafter until terminated by either party.
     Maintenance Agreement. At December 31, 2005, major maintenance services were provided to the Baytown, Channel, Decatur, Delta and Morgan facilities under LSTAs with Siemens Westinghouse Power Corporation. Under the Maintenance Agreement, COSCI will provide major maintenance services to those facilities when their agreements with Siemens Westinghouse Power Corporation expire or are terminated. Until then, the Maintenance Agreement provides that COSCI will act as the administrator of those maintenance agreements. COSCI currently provides major maintenance services to the other nine facilities pursuant to the Maintenance Agreement, following the termination of third party maintenance agreements covering those facilities with Siemens Westinghouse Power Corporation and General Electric International, Inc. in 2004 and 2005. Calpine guarantees COSCI’s performance under the Maintenance Agreement. In addition, Calpine indemnifies the facilities for any costs or expenses incurred in the termination of their third party maintenance agreements.
     The Maintenance Agreement applies to major maintenance services, such as turbine overhauls or other major maintenance events as agreed upon by the parties, and is distinct from the O&M Agreement (which covers routine O&M for the facilities). Under the Maintenance Agreement, COSCI currently provides periodic inspection services relating to the combustion turbines for each covered facility, including all labor, supervision and technical assistance (including the services of an experienced maintenance program engineer) necessary to provide these inspection services. COSCI also provides new parts and repairs or replaces old or worn out parts for the combustion turbines, and will provide technical field assistance, project engineers and support personnel related to the performance of its services under this agreement. The services under this agreement are to be consistent with the annual operating plan for each facility developed pursuant to the O&M Agreement. The Maintenance Agreement was executed on March 23, 2004 and has an initial term of 10 years.
General Administrative Matters
     Administrative Agreement. Under the Administrative Agreement, CASCI performs the following administrative services: accounting, financial reporting, budgeting and forecasting, tax, cash management, review of significant operating and financial matters, contract administrative services, invoicing, computer and information services and such other administrative and regulatory filing services as may be directed by us. We pay CASCI on a cost reimbursable basis, including internal Calpine costs and reasonable overhead, for services provided. The Administrative Agreement was executed on March 23, 2004 and has an initial term of 10 years. Calpine guarantees CASCI’s obligations under this agreement.
THE MARKET FOR ELECTRICITY
     The electric power industry represents one of the largest industries in the United States and impacts nearly every aspect of our economy, with an estimated end-user market comprising approximately $296 billion of electricity sales in 2005 based on information published by the Energy Information Administration of the U.S. Department of Energy. Historically, the power generation industry was largely characterized by electric utility monopolies producing electricity from generating facilities owned by utilities and selling to a captive customer base. However, industry trends and regulatory initiatives have transformed some markets into more competitive arenas where load-serving entities and end-users may purchase electricity from a variety of suppliers, including IPPs, power marketers, regulated public utilities and others. For the past decade, the power industry has been deregulated at the wholesale level allowing generators to sell directly to the load serving entities such as public utilities, municipalities and electric cooperatives. Although industry trends and regulatory initiatives aimed at further deregulation have slowed, and markets vary by geographic region in terms of the level of competition, pricing mechanisms and pace of regulatory reform, the power industry continues to transform into a more competitive market.

     The United States market consists of distinct regional electric markets, not all of which are effectively interconnected, so reserve margins vary from region to region. Due primarily to the completion of more than 200,000 MW of gas-fired combustion turbine projects in the past decade, we have seen power supplies and reserve margins increase in the last several years, accompanied by a decrease in liquidity in the energy trading markets. However, the heat wave experienced in the summer of 2006 resulted in high demands for electricity for the West and ERCOT markets resulting in concerns over the ability of current electric generation assets to meet peak demands. According to data published by Edison Electric Institute, the growth rate of overall consumption of electricity in 2005 compared to 2004 was estimated to be 3.7%. The estimated growth rates in our major markets were as follows: South Central (primarily Texas) 3.6%, Pacific Southwest (primarily California) (0.6)%, and Southeast 3.4%. The growth rate in supply has been diminishing with many developers canceling or delaying completion of their projects as a result of current market conditions. The supply and demand balance in the natural gas industry continues to be strained, with gas prices averaging $7.59/MMBtu in 2006 through April, compared to averages of approximately $6.59 and $5.63/MMBtu in the same periods in 2005 and 2004, respectively.
     Even though most new power plants are fueled by natural gas, the majority of power generated in the U.S. is still produced by coal and nuclear power plants. The Energy Information Administration has estimated that approximately 50% of the electricity generated in the U.S. is fueled by coal, 19% by nuclear sources, 19% by natural gas, 6% by hydro, and 6% from fuel oil and other sources.
Regional Markets
     West. The West, where four of our facilities are located, has historically been characterized by tight supply/demand fundamentals. Some of the challenges include a lengthy and difficult permitting process, stricter environmental regulations and difficulties in gaining access to water. In addition, it is difficult to find new power generating sites, particularly in California, where most of our Western facilities are located, given the cost of real estate and general public opposition to locating power plants near residential areas. Furthermore, gas system bottlenecks and electric transmission constraints in this region can limit the supply of fuel and power to certain submarkets, which increases power prices and volatility. The West’s baseload demand is primarily met with nuclear, coal and hydro generation. However, gas-fired power generation facilities generally set the market clearing price in the West and CalGen’s newer, more efficient gas-fired facilities are able to compete favorably. In recent years, a significant portion of older and less efficient capacity has been displaced and retired.
     ERCOT. Located entirely within the State of Texas, ERCOT, where four of our facilities are located, is isolated from our other regions due to transmission constraints. In recent years, ERCOT has experienced an increase in the construction and development of new and efficient natural gas-fired generation, which sets the market price for power during almost all peak hours of the year. We primarily compete with other combined cycle power generation facilities, combustion turbine facilities, and older, less efficient oil and gas steam turbine facilities. An estimated 2,500 MW of older oil and gas power generation has been retired in recent years. A continuation of this trend would improve spark spreads and increase the operating hours of our facilities. According to NERC, electricity consumption in ERCOT grew by over 5.0% per year during the mid to late 1990’s and by approximately 3.6% in 2005.
     Southeast. The Southeast, where four of our facilities are located, can be characterized as having a high level of baseload coal and nuclear generation. As a result, natural gas-fired generation does not set the market price for power as often as it does in the West and ERCOT. Additionally, increased construction and development of new gas-fired generation has created an oversupply in the region.
      Other. We also have two facilities located in Oklahoma and Illinois. These regions have a significant proportion of coal-fired power generation and are currently characterized by low marginal costs relative to natural gas-fired capacity. Coal commodity prices currently drive regional generation economics, setting the market price for power for most of the year. Emissions regulations could have a significant impact on the coal plants causing retirements or retrofits that could increase the market price. Approximately 30.0% of our capacity in these markets is committed for delivery under long-term contracts.

     The following table describes, by region, our facilities and their estimated peak capacity and allocates our generation capacity by contract type:

							Peaking	Nominal
							Capacity Sold	Capacity
					Capacity	Capacity	to CES at Fixed	Available
			Estimated Peak		Allocated to	Sold to	Price Under the	Under the
			Capacity (MW)		Third Party	CES at	Index	Index Based
	Number of			% of	Agreements	Fixed Price	Based Agreement	Agreement
Region	Facilities	States	Total	Total	(MW) (1)	(MW) (2)	(MW) (3)	(MW) (4)
West(5)	4	CA, WA	2,469	26%	32	500	196	1,741
ERCOT	4	TX	2,963	30%	385	—	258	2,320
Southeast	4	AL, LA, SC	2,876	29%	119	—	442	2,315
Other(6)	2	OK, IL	1,507	15%	513	—	—	994

Total	14		9,815	100%	1,049	500	896	7,370

(1)	These amounts represent the estimated average capacity to be delivered pursuant to third party agreements based on firm commitments set forth in such agreements. Such third party agreements are subject to a variety of terms and conditions including, in some circumstances, termination rights, that could affect the amounts shown in this table.

(2)	500 MW of on-peak capacity generated by Delta and Los Medanos is sold to CES under the Fixed Price Agreement through December 31, 2009.

(3)	896 MW of peaking and power augmentation products, and all off-peak products, are sold to CES at a fixed price through December 31, 2013.

(4)	Represents the estimated remaining on-peak nominal capacity of our facilities available under the Index Based Agreement, after delivery of committed capacity pursuant to third party agreements and delivery of 500 MW of on-peak capacity and 896 MW of peaking and power augmentation capacity to CES at a fixed price.

(5)	The Pastoria facility in the West was placed into service in two phases in May 2005 and July 2005. As of December 31, 2005, it has 750 MW of peak capacity.

(6)	The full 513MW capacity of one of these facilities, Zion Energy Center, is committed under a third party agreement until at least May 2008.

Calpine Generating Company
Total Operating of 9,815 MW

West	2,469 MW	26%
ERCOT	2,963 MW	30%
Southeast	2,876 MW	29%
Other	1,507 MW	15%

Total:	9,815 MW

DESCRIPTION OF POWER GENERATION FACILITIES
     We own 14 power generation facilities that have an aggregate combined estimated peak capacity of 9,815 MW (nominal 8,416 MW without peaking capacity). Our portfolio of power generation assets experienced a weighted average combined cycle heat rate of 7,131 Btu/KWh in 2005. Substantially all of our power generation facilities are located on sites, which we own or lease on a long-term basis. See Item 2. “Properties.”
     Thirteen of our facilities are natural gas-fired combined cycle facilities while the fourteenth, the Zion Energy Center, is a natural gas-fired simple cycle facility. The three principal components of a combined cycle facility are the combustion turbine, the HRSG and the steam turbine. In a combined cycle facility, inlet air is introduced into the combustion turbines before being compressed by the turbine-driven compressor. Fuel and compressed air then mix and burn in the turbine combustion system, creating a high-pressure hot gas, which is expanded through a four-stage power turbine. The combustion turbine drives the turbine’s compressor section and the electric generator. Heat from the combustion turbine exhaust is directed to the HRSG to convert water into steam to generate additional electric energy, thereby increasing the thermal cycle efficiency. The steam turbine uses the steam from the HRSG to create mechanical energy that is converted into electrical energy by a generator. For emissions control, each combustion turbine’s exhaust passes through a catalyst bed for control and reduction of nitrogen oxides. A selective catalytic reduction system, including ammonia injection, is used for nitrogen oxide control. Some of the facilities also provide an oxidation catalyst for control of carbon monoxide emissions. A simple cycle facility has the same gas turbine components as a combined cycle facility, but it does not have a steam generator or steam turbine and the accompanying water treatment facilities to support that equipment.
     In addition, we have entered into executory contracts and leases related to our operation of and sales of electricity generated from these power generation facilities. Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Parties to executory contracts or unexpired leases rejected or deemed rejected by a CalGen Debtor may file proofs of claim against that CalGen Debtor’s estate for damages and parties to executory contracts or unexpired leases that are assumed have an opportunity to assert cure amounts prior to such assumptions. Some of the contracts and leases that form part of our assets, including ground leases, power purchase agreements, transportation and pipeline agreements and other agreements, whether with our affiliates or unrelated parties, may be executory contracts or unexpired leases that we may choose to assume, assume and assign, or reject. We had until July 18, 2006 to assume unexpired, non-residential real property leases, absent the consent of the applicable counterparty to an extension of that date, such leases not assumed by that date would be deemed rejected. We have not rejected any such leases to date, nor have any such leases been deemed rejected, but we have entered into stipulations with applicable counterparties extending the time to assume certain of such leases that we are still examining. Further, on July 12, 2006, the Bankruptcy Court approved our motion to extend the time for Debtor-lessees (including CalGen Debtor-lessees) to assume leases between Debtor-lessees and any affiliate lessors until the confirmation of a plan of reorganization of the applicable Debtor-lessee. Without an extension of time to assume, leases between Debtors and their affiliates would also have been deemed rejected if not assumed by July 18, 2006.

Power Plants

			With
		Baseload	Peaking	Total 2005
		Capacity	Capacity	Generation	Commercial Operation
Power Plant(1)	State	(MW)	(MW)	(MWh)(2)	Commencement Date
Freestone Energy Center	TX	1,022.0	1,022.0	4,065,320	June 2002
Oneta Energy Center	OK	994.0	994.0	641,519	Phase I July 2002
					Phase II June 2003
Delta Energy Center	CA	799.0	882.0	5,359,000	June 2002
Morgan Energy Center	AL	722.0	852.0	1,168,365	Phase I June 2003
					Phase II January 2004
Decatur Energy Center	AL	793.0	852.0	669,698	Phase I June 2002
					Phase II June 2003
Baytown Energy Center	TX	742.0	830.0	4,108,334	June 2002
Pastoria Energy Center	CA	750.0	750.0	2,509,897	Phase I May 2005
					Phase II July 2005
Columbia Energy Center	SC	464.0	641.0	381,922	May 2004
Channel Energy Center	TX	527.0	574.0	2,724,906	Phase I September 2001
					Phase II April 2002
Los Medanos Energy Center	CA	497.0	566.0	3,613,934	August 2001
Corpus Christi Energy Center	TX	414.0	537.0	2,252,355	October 2002
Carville Energy Center	LA	455.0	531.0	2,069,824	June 2003
Zion Energy Center	IL	—	513.0	35,056	Phase I June 2002
					Phase II June 2003
Goldendale Energy Center	WA	237.0	271.0	1,025,888	September 2004

Total Gas-Fired Power Plants (14 plants)		8,416.0	9,815.0	30,626,018

(1)	All plants except Zion Energy Center are combined cycle technology. Zion Energy Center uses a simple cycle technology.(2) Generation MWh is shown here as 100% of each plant’s gross generation in MWh, which exceeds the net amounts sold due to the captive load requirements of the power plants.
The West (Delta, Goldendale, Los Medanos and Pastoria)
     We own 2,469 MW of estimated peak capacity (nominal 2,283 MW without peaking capacity) in the West. Of this total, 2,198 MW (nominal 2,046 MW without peaking capacity) is in operation in California and 271 MW (nominal 237 MW without peaking capacity) is in operation in Washington.
     Delta Facility. The Delta facility is a nominal 799 MW natural gas-fired combined cycle generating facility consisting of three combustion turbines and three HRSGs with an estimated peak capacity of 882 MW. The facility is an EWG and is located on a 20-acre site in Pittsburg, California, which we lease from Dow. The initial term of the lease expires in 2050; however, we have the right to extend the lease on a month-to-month basis. Either party may terminate the lease if the other party materially defaults on its obligations under the lease. The facility commenced commercial operation in June 2002.
     The facility currently leases certain of its equipment from our affiliate and wholly-owned subsidiary, CalGen Project Equipment Finance. This leased equipment was pledged as part of the collateral securing the Notes and Term Loans. CES supplies the facility with natural gas, which is transported from PG&E’s pipeline system across a lateral pipeline co-owned by the facility, the Los Medanos facility and our affiliate, Gilroy Energy Center, LLC, as tenants-in-common. The lateral pipeline is operated by our affiliate, CPN Pipeline Company. The facility interconnects to the PG&E interstate electric system and sells the power it generates to CES under the Index Based and Fixed Price Agreements and also is party to a RMR agreement with the CAISO.
     Goldendale Facility. The Goldendale facility is a nominal 237 MW natural gas-fired combined cycle power generating facility consisting of a combustion turbine and an HRSG, which supplies steam to a steam turbine generator, with an estimated peak capacity of 271 MW. The facility is an EWG and is located on a 42-acre site owned by the facility in Goldendale, Washington. The facility commenced commercial operation in September 2004.
     CES supplies the facility with natural gas, which is transported across an interstate pipeline and a 5-mile lateral pipeline owned and operated by Northwest Pipeline Corporation, a subsidiary of The Williams Companies, Inc. The facility interconnects to a BPA substation through the transmission system of Klickitat Public Utility District and sells the power it generates to CES under the Index Based Agreement. The facility has also obtained certain transmission rights through the BPA.

     Los Medanos Facility. The Los Medanos facility is a nominal 497 MW natural gas-fired combined cycle generating facility consisting of two combustion turbines, each with its own HRSG. The steam generators supply steam to a single steam turbine generator. Two auxiliary boilers supplement the facility’s steam production capabilities. The facility has an estimated peak capacity of 566 MW and is a QF. It is located on a 12-acre site in Pittsburg, California, which we lease from UPI. The initial term of the lease expires in 2021; however, we have a right to extend the lease for up to four consecutive five-year terms. The facility commenced commercial operation in August 2001.
     CES supplies the facility with natural gas, which is transported from PG&E’s pipeline system across a lateral pipeline co-owned by the facility, the Delta facility and our affiliate, Gilroy Energy Center, LLC, as tenants-in-common. The lateral pipeline is operated by our affiliate, CPN Pipeline Company. The facility interconnects to the PG&E interstate electric system and sells the power it generates to CES under the Fixed Price and Index Based Agreements and UPI, and may supply power to Dow. It is also a party to an RMR agreement with CAISO, pursuant to which it sells reliability services and may sell energy. The facility delivers power to UPI by means of on-site interconnections.
     Pastoria Facility. In April 2001, we acquired the rights to develop the 750-MW Pastoria Energy Center, a combined-cycle project. Construction began in mid-2001. Phase I of the facility, consisting of one combustion turbine and one HRSG, as well as a steam turbine generator, commenced commercial operation in May 2005. Phase II of the facility, consisting of two combustion turbines and two HRSGs, as well as a steam turbine generator, commenced commercial operation in July 2005. The facility is an EWG and is located on a 30-acre site in Kern County, California, which we lease from Tejon Ranchcorp, Inc. The initial term of the lease expires in 2026; however, we have the right to extend the lease for up to three consecutive five-year terms.
     CES supplies the facility with natural gas, which is transported from the Kern River Gas Transmission Company’s interstate transmission system to a lateral pipeline owned by the facility and operated by our affiliate, CPN Pipeline Company. CES has certain arrangements with third parties related to the facility’s gas interconnection and transportation. As security for the performance of CES’s obligations under the Index Based Agreement, it has granted the facility a security interest in these arrangements.
     The facility interconnects to a CAISO-controlled power grid at a substation owned and operated by Southern California Edison Company and sells the power it generates to CES pursuant to the Index Based Agreement.
     On October 25, 2004, the Pastoria facility filed an application with FERC for market based rate authority. On December 14, 2004, FERC accepted the Pastoria facility’s filing, effective November 1, 2004.
ERCOT (Baytown, Channel, Corpus Christi and Freestone)
     We own 2,963 MW (nominal 2,705 MW without peaking capacity) of estimated peak capacity in ERCOT, which is located entirely within the State of Texas.
     Baytown Facility. The Baytown facility is a nominal 742 MW natural gas-fired combined cycle generating facility consisting of three combustion turbines, with three HRSGs that supply steam to a steam turbine generator. Two auxiliary boilers supplement the facility’s steam production capabilities. The facility has an estimated peak capacity of 830 MW and is a QF. The facility commenced commercial operation in June 2002.
     The facility is located on a 24-acre site in Baytown, Texas, which we lease from Bayer. The initial term of the lease expires in 2022; however, we have the right to extend the lease for up to four consecutive five-year terms. Either party may terminate the lease if the other party materially defaults on its obligations under the lease or cross defaults occur with respect to certain other agreements between Bayer and the facility. If the facility materially breaches its energy services agreement with Bayer, Bayer may, at its option, take over the operation of the facility. This step-in right is not subject to third-party security interests, including the interests securing the notes.
     On termination of the energy services agreement with Bayer, Bayer has an option to purchase the facility in whole or in part. If Bayer terminates the energy services agreement for convenience, the facility terminates the agreement because of a material default by Bayer or the agreement terminates because the facility is substantially destroyed, Bayer would be required to pay a purchase price equal to the greater of fair market value or book value plus a premium if it exercises its purchase option. If the energy services agreement is terminated due to a delivery breach by the facility, Bayer would be required to pay a purchase price equal to book value less Bayer’s pre-termination damages or 80.0% of book value, whichever Bayer prefers. If the energy services agreement expires and Bayer exercises its purchase option, the purchase price would be the greater of book value or fair market value.

     CES supplies the facility with natural gas, which is transported across a lateral gas pipeline owned and operated by our affiliate, Calpine Texas Pipeline. As security for the performance of its transportation obligations, Calpine Texas Pipeline has granted the facility a security interest in the portion of the lateral pipeline necessary to support project operations. The facility interconnects with a transmission system owned by CenterPoint. The facility also interconnects with the Bayer distribution system for purposes of supplying power to Bayer and sells power it generates to CES pursuant to the Index Based Agreement and to Bayer pursuant to a PPA with Bayer.
     Channel Facility. The Channel facility is a nominal 527 MW natural gas-fired combined cycle generating facility, with an estimated peak capacity of 574 MW. Phase I of the facility, consisting of one combustion turbine and an HRSG, commenced commercial operation in September 2001. Phase II of the facility, consisting of one combustion turbine and an HRSG, as well as a steam turbine generator, commenced commercial operation in April 2002. Three auxiliary boilers supplement the facility’s steam production capabilities. The facility is a QF and is located on a 12-acre site in Houston, Texas, that we lease from LCR.
     The initial term of the lease expires in 2041; however, we have the right to extend the lease for either 10 or 25 years. If the facility materially breaches certain of its lease obligations or defaults on the energy services agreement between LCR and the facility, title to the facility’s boilers, water facilities, and 138 KV substation automatically passes to LCR. This right is not subject to third-party security interests. CES supplies the facility with natural gas, which is transported across pipelines owned and operated by affiliates of Kinder Morgan, Inc. Refinery gas and natural gas may also be supplied to the facility by LCR by means of an on-site interconnect.
     The facility interconnects with the transmission system of CenterPoint. Power supplied to LCR is delivered by means of on-site interconnections and the facility sells the power it generates to CES pursuant to the Index Based Agreement and LCR pursuant to a PPA with LCR.
     Corpus Christi Facility. The Corpus Christi facility is a nominal 414 MW natural gas-fired combined cycle generating facility, with an estimated peak capacity of 537 MW. The facility commenced commercial operation in October 2002 and consists of two combustion turbines and two HRSGs that supply steam to a single steam turbine generator. Two auxiliary boilers supplement the facility’s steam production capabilities.
     The facility is a QF and is located on a nine-acre site in Corpus Christi, Texas, which we lease from CITGO. The initial term of the lease expires in 2042; however, we have the right to extend the lease for up to two consecutive five-year terms. In the event we decide to dispose of all or any part of our interest in the facility, CITGO must first be offered such interest.
     The facility obtains natural gas from CES, and natural gas and other gas products from CITGO, which is transported by CrossTex. The facility accesses the gas from two pipelines owned by CrossTex and a pipeline owned by EPGT Texas Pipeline, L.P. Fuel supplied to the facility by CITGO is delivered to the facility through an on-site pipeline that interconnects with CITGO. The facility interconnects with AEP Texas Central Company’s transmission system and sells the power it generates to CES pursuant to the Index Based Agreement and to CITGO, Elementis and Flint Hills pursuant to PPAs with those entities. Power supplied to CITGO, Elementis and Flint Hills is delivered through on-site interconnections.
     Freestone Facility. The Freestone facility is a nominal 1,022 MW natural gas-fired combined cycle generating facility consisting of four combustion turbines, four HRSGs and two steam turbine generators, configured in two largely independent power blocks. The facility has an estimated peak capacity of 1,022 MW and commenced commercial operation in June 2002. The facility is an EWG and is located on a 506-acre site owned by us near Fairfield, Texas.
     CES supplies the facility with natural gas, which is transported across a lateral gas pipeline owned and operated by our affiliate, Calpine Texas Pipeline. As security for the performance of its transportation obligations, Calpine Texas Pipeline has granted the facility a security interest in the lateral pipeline. The facility interconnects to TXU Corp.’s transmission system and sells the power it generates to CES pursuant to the Index Based Agreement.
The Southeast (Carville, Columbia, Decatur, Morgan)
     We own 2,876 MW of estimated peak capacity (nominal 2,434 MW without peaking capacity) in the Southeast. Of this total, 1,704 MW (nominal 1,515 MW without peaking capacity) is in operation in Alabama, 531 MW (nominal 455 MW without peaking capacity) is in operation in Louisiana and 641 MW (nominal 464 MW without peaking capacity) is in operation in South Carolina.

     Carville Facility. The Carville facility is a nominal 455 MW natural gas-fired combined cycle cogeneration facility consisting of two combustion turbines, two HRSGs and a single steam turbine generator, with an estimated peak capacity of 531 MW. The facility is a QF and is located on a 40-acre site owned by the facility in St. Gabriel, Louisiana, adjacent to a styrene monomer manufacturing facility owned by Cos-Mar. The facility commenced commercial operation in June 2003.
     CES supplies the facility with natural gas, which is transported through pipelines connected to Acadian Gas Pipeline System’s and Bridgeline Holdings, L.P.’s transportation system. The facility sells the power it generates to CES pursuant to the Index Based Agreement and to Cos-Mar and Entergy pursuant to PPAs with those entities. The facility delivers power to Cos-Mar and Entergy by means of the on-site interconnections.
     Columbia Facility. The Columbia facility is a nominal 464 MW natural gas-fired combined cycle power generation facility consisting of two combustion turbines, each with its own HRSG supplying steam to a single steam turbine generator. Three auxiliary boilers supplement the facility’s steam production capabilities. The facility has an estimated peak capacity of 641 MW and commenced commercial operation in May 2004.
     The facility is a QF and is located on a 24-acre site near Columbia, South Carolina, which we lease from Eastman. The initial term of the lease expires in 2044 and, if both parties agree, the term may be extended. Either party may terminate the lease if the other party materially defaults on its obligations under the lease or Eastman may terminate the lease if certain cross defaults occur with respect to certain other agreements between Eastman and the facility. If the facility materially breaches certain of its lease obligations or cross defaults, Eastman may, at its option, step-in and operate the facility. This step-in right is not subject to third-party security interests. In the event we decide to dispose of all or any part of our interest in the facility, Eastman must first be offered such interest.
     CES supplies the facility with natural gas, which is transported across intrastate pipeline systems owned and operated by South Carolina Pipeline Corporation and Southern Natural Gas Company, under both firm and interruptible transportation agreements. The facility interconnects with the South Carolina Electric and Gas Co. power transmission system and sells the power it generates to CES pursuant to the Index Based Agreement.
     Decatur Facility. The Decatur facility is a nominal 793 MW natural gas-fired combined cycle generating facility, with an estimated peak capacity of 852 MW. Phase I of the facility, consisting of two combustion turbines with HRSGs and a steam turbine generator, commenced commercial operation in June 2002. Phase II of the facility, consisting of one combustion turbine and an HRSG, commenced commercial operation in June 2003.
     The facility sells the power it generates to CES pursuant to the Index Based Agreement and to the TVA pursuant to a PPA with TVA. The facility also had an arrangement to sell certain of the power it generated to Solutia, its steam host, and previously leased a portion of the facility, including the power generated by that portion, to Solutia pursuant to the facility lease. Solutia filed for protection from creditors pursuant to Chapter 11 of the Bankruptcy Code in December 2003. As a result, Solutia rejected certain of its contracts with Decatur as executory contracts, including the facility lease and the facility lease addendum, which had allowed the Decatur facility to supply power to Solutia, as well as the steam sales agreement. CES has agreed to purchase the Decatur facility’s capacity pursuant to the Index Based Agreement. Solutia has assumed, on amended terms, certain executory contracts with Decatur, including the ground lease upon which the facility is located. See Note 12 of the Notes to Consolidated Financial Statements for a description of our pending actions against Solutia.
     The facility was previously a QF. However, as a result of Solutia’s rejection of its steam sales agreement with the Decatur facility in 2004, the facility lost its steam host, and consequently relinquished its QF status effective January 1, 2006, because it no longer satisfied FERC’s operating and efficiency standards for QFs. (Decatur had received waivers of such operating and efficiency standards for calendar years 2004 and 2005.) In addition, due to the loss of its steam host, the Decatur facility filed an application with FERC requesting market based rates for its wholesale sales of power, effective January 1, 2006. The Decatur facility also filed an application with FERC requesting a determination that the Decatur facility meets the criteria for EWG status. In February, 2006, FERC accepted the Decatur facility’s market based rate tariff, effective January 1, 2006, and determined that the Decatur facility meets the definition of an EWG.
     The Decatur facility is located on a 20-acre site near Decatur, Alabama, which we lease from Solutia pursuant to a ground lease. As noted above, Solutia has assumed the ground lease in connection with its Chapter 11 cases. The initial term of the lease expires in 2022, however, we have the right to extend the lease for up to three consecutive 15-year terms. Either party may terminate the lease if the other party materially defaults on its obligations under the lease, and Solutia may terminate the lease if certain cross defaults occur with respect to certain other agreements between Solutia and the facility.

     CES supplies the facility with natural gas, which is transported by means of the intrastate pipeline owned and operated by Enbridge, which interconnects with three interstate pipelines. Enbridge provides firm transportation rights to the facility.
     Morgan Facility. The Morgan facility is a nominal 722 MW natural gas-fired combined cycle generating facility, with an estimated peak capacity of 852 MW. Phase I of the facility, consisting of two combustion turbine generators, two HRSGs and a steam turbine generator, commenced commercial operation in June 2003. Phase II of the facility, consisting of one combustion turbine generator and one HRSG, commenced commercial operation in January 2004. The facility did not meet FERC’s efficiency requirements for QFs in the first period (April 2003 to April 2004). FERC granted a 12-month waiver on April 16, 2004 for the first period. Morgan has met the requirements to be a QF for the second and third periods (April 2004 to April 2005 and April 2005 to 2006).
     The facility is located on a 17-acre site near Decatur, Alabama, which we lease from BP Amoco. The initial term of the lease expires in 2033; however, we have the right to extend the lease for an additional term of up to 35 years. CES supplies the facility with natural gas, which is delivered to the facility from the Tennessee Gas and Texas Eastern Transmission interstate pipelines by means of a lateral pipeline owned and operated by Enbridge. The facility interconnects with TVA’s power transmission system and sells the power it generates to CES pursuant to the Index Based Agreement and to BP Amoco and TVA pursuant to PPAs with those entities.
Other (Oneta and Zion)
     We own 1,507 MW of estimated peak capacity (nominal 994 MW without peaking capacity) in our other regions, Oklahoma and Illinois. Of this total, 513 MW of peak capacity is in operation in Illinois and 994 MW (nominal 994 MW without peaking capacity) is in operation in Oklahoma.
     Oneta Facility. The Oneta facility is a nominal 994 MW natural gas-fired combined cycle generating facility, with an estimated peak capacity of 994 MW. Phase I of the facility, consisting of two combustion turbines, each with its own HRSG, and one steam turbine, commenced commercial operation in July 2002. Phase II of the facility, consisting of two more combustion turbines with HRSGs and another steam turbine, commenced commercial operation in June 2003. The facility is an EWG and is located on a 58-acre site that is owned by us near Coweta, Oklahoma.
     CES supplies the facility with natural gas, which is delivered to the facility through pipelines owned by Enogex, Inc. under agreements between CES and a subsidiary of Enogex. Natural gas is also delivered to the facility through pipelines owned by Oneok Gas Transportation, LLC. CES has certain arrangements with third parties related to the facility’s gas interconnection and transportation. As security for its performance under the Index Based Agreement, CES has granted the facility a security interest in these arrangements.
     The facility is interconnected to PSO’s power transmission system and sells the power it generates to CES pursuant to the Index Based Agreement. The facility has not obtained long-term firm electric transmission service; therefore, all transmission service is currently short-term, on an hourly or daily basis.
     Zion Facility. The Zion facility is a 513 MW simple-cycle peaking generating facility. Phase I of the facility, consisting of two combustion turbines, commenced commercial operation in June 2002. Phase II of the facility, consisting of a third combustion turbine, commenced commercial operation in June 2003. The facility is an EWG and is located on a 114-acre site owned by us in Zion, Illinois.
     The facility purchased certain of its equipment from our wholly-owned subsidiary, CalGen Equipment Finance. CalGen Equipment Finance’s interest in this installment sale contract was pledged as part of the collateral securing the Notes and Term Loans. The facility is designed to permit the installation of additional generating units.
     The facility obtains natural gas and oil from and exclusively sells power, on demand, to WEPCo. Natural gas is transported across Natural Gas Pipeline Company of America’s pipeline system. When needed, oil is transported by tanker truck. The facility is interconnected to Commonwealth Edison Company’s power transmission system. The electrical and gas interconnection facilities were designed to support expansion of the facility to a nominal capacity of 825 MW.

STRATEGY
     As a wholly-owned subsidiary of Calpine, our strategy is closely linked to Calpine’s overall strategy. As indicated above, since December 20, 2005, Calpine and certain of its subsidiaries, including the CalGen Debtors, have sought to reorganize under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. On February 1, 2006, and again on April 4, 2006, Calpine announced the initial steps of a comprehensive program designed to stabilize, improve and strengthen its core power generation business and its financial health. This program is designed to help ensure that Calpine and we will emerge from our reorganizations as profitable, stronger and more competitive power companies. Calpine has disclosed in its reports filed with the SEC that it is reducing activities and curtailing expenditures in certain non-core areas and business units and that, as part of this program, Calpine has begun to implement staff reductions that will ultimately affect approximately 1,100 positions, or over one third of its pre-petition workforce, by the end of 2007.
     Calpine and we have started the process of developing a new business plan, beginning with a comprehensive review of our power assets, business units and markets where we are active. Our goal is to provide improved near-term results, while positioning the Company for profitable growth in the future. This business plan will also serve as the foundation for our plan of reorganization, which will be developed once we complete our business plan. Throughout this process, we will continue to work closely with our creditors, the Bankruptcy Court and other stakeholders to emerge from Chapter 11 with a stronger financial position and a more profitable core business.
     In implementing our corporate strategic objectives, the top priority for our Company remains maintaining the highest level of integrity and transparency in all of our endeavors. Calpine has adopted a code of conduct that is applicable to all employees, including our principal executive officer, principal financial officer and principal accounting officer, and to members of our Board of Directors. A copy of the code of conduct is posted on Calpine’s website at http://www.calpine.com. Calpine has stated in its Annual Reports on Form 10-K filed with the SEC that it intends to post any amendments and any waivers to the code of conduct on its website in accordance with Item 5.05 of Form 8-K and Item 406 of Regulation S-K.
GOVERNMENT REGULATION
     We are subject to complex and stringent energy, environmental and other governmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of our energy generation facilities, and in connection with the purchase and sale of electricity and natural gas. Federal laws and regulations govern, among other things, transactions by electric and gas companies, the ownership of these facilities, and access to and service on the electric and natural gas transmission grids.
     In most instances, public utilities that serve retail customers are subject to rate regulation by the state’s related utility regulatory commission. A state utility regulatory commission is often primarily responsible for determining whether a public utility may recover the costs of wholesale electricity purchases or other supply procurement-related activities through the retail rates the utility charges its customers. The state utility regulatory commission may, from time to time, impose restrictions or limitations on the manner in which a public utility may transact with wholesale power sellers, such as IPPs. Under certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over non-utility electric power plants.
     Energy producing facilities are also subject to federal, state and local laws and administrative regulations which govern the emissions and other substances produced, discharged or disposed of by a plant and the geographical location, zoning, land use and operation of a plant. Applicable federal environmental laws typically have both state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of a generation facility and that the facility then operate in compliance with such permits and approvals.
     There have been a number of federal legislative and regulatory actions that have changed, and will continue to change, how energy companies and the energy markets are regulated. Additional legislative and regulatory initiatives may occur. We cannot provide assurance that any legislation or regulation ultimately adopted would not adversely affect our existing projects.

Federal Regulation of Electricity
     Electric utilities have historically been highly regulated by both the federal government and state PUCs. There are two principal pieces of federal legislation that have governed public utilities since the 1930s, the FPA and the PUHCA 1935. These statutes have been amended and supplemented by subsequent legislation, including the PURPA, the Energy Policy Act of 1992, and EPAct 2005. Many of the changes made by EPAct 2005 have recently been implemented or are currently in the process of being implemented through new FERC regulations. These particular statues and regulations are discussed in more detail below.
FPA
     FERC regulation under the FPA includes approval of the disposition of FERC-jurisdictional utility property, authorization of the issuance of securities by public utilities, regulation of the rates, terms and conditions for the transmission or sale of electric energy at wholesale in interstate commerce, the regulation of interlocking directorates, and the imposition of a uniform system of accounts and reporting requirements for public utilities. Unless otherwise exempt, any person that owns or operates facilities used for the sale or transmission of electricity is a public utility subject to FERC jurisdiction.
     Approximately half of our generating projects are owned by EWGs. Other than our EWGs located in ERCOT, our subsidiaries that are EWGs are subject to FERC jurisdiction under the FPA. Approximately half of the generating projects in which we own an interest are operated as QFs under PURPA (see “—PURPA”) and therefore are exempt from many FERC regulations under the FPA. Several of our affiliates have been granted authority to engage in sales at market-based rates and blanket authority to issue securities, and have also been granted certain waivers of FERC regulations available to non-traditional public utilities; however, we cannot assure that such authorities or waivers will not be revoked for these affiliates or will be granted in the future to other affiliates.
Market Based Rate Authorization
     Under the FPA and FERC’s regulations, the wholesale sale of power at market-based or cost-based rates requires that the seller have authorization issued by FERC to sell power at wholesale pursuant to a FERC-accepted rate schedule. FERC grants market-based rate authorization based on several criteria, including a showing that the seller and its affiliates lack market power in generation and transmission, that the seller and its affiliates cannot erect other barriers to market entry and that there is no opportunity for abusive transactions involving regulated affiliates of the seller. All of our subsidiaries that own power plants, (except for those power plants that are located in ERCOT) (collectively referred to herein as Market Based Rate Companies), are currently authorized by FERC to make wholesale sales of power at market-based rates. This authorization could possibly be revoked for any of our Market Based Rate Companies if they fail in the future to continue to satisfy FERC’s current applicable criteria or future criteria as possibly modified by FERC; if FERC eliminates or restricts the ability of wholesale sellers of power to make sales at market-based rates; or if FERC institutes a proceeding, based upon its own motion or a complaint brought by a third party, and establishes that any of our Market Based Rate Companies’ existing rates have become either unjust and unreasonable or contrary to the public interest (the applicable standard is determined by the circumstances).
     FERC requires sellers making sales pursuant to their market-based rate authority to file electronic quarterly reports of their respective contract and transaction data. Such sellers also must submit triennial updated market power analyses. If a seller does not timely file these quarterly or triennial reports, FERC can revoke the seller’s market-based rate authority.
     On November 17, 2003, FERC issued an order conditioning all jurisdictional electric sellers’ market-based rate authority upon the seller’s compliance with specified market behavior rules, with refunds and other possible remedies imposed on violators. The rules address such matters as power withholding, manipulation of market prices, communication of accurate information, and record retention. FERC required each seller with market-based rate authority to amend its rate schedule on file with FERC to include the new market behavior rules.
     EPAct 2005 contains provisions intended to prohibit the manipulation of the electric energy markets and increase the ability of FERC to enforce and promote entities’ compliance with the statutes, orders, rules, and regulations that FERC administers. To implement the market manipulation provision of EPAct 2005, FERC issued a final rule on January 19, 2006, making it unlawful for any entity, in connection with the purchase or sale of electricity, or the purchase or sale of electric transmission service under FERC’s jurisdiction, to (1) use or employ any devise, scheme or artifice to defraud; (2) make any untrue statements of a material fact, or omit to state a material fact needed in order to make a statement not misleading; or (3) engage in any act, practice, or course of business that operates or would operate as a fraud or deceit upon any entity. Sellers that violate these provisions could lose the authority to sell power at market based rates and could be subject to FERC’s enforcement authority.

     On February 16, 2006, FERC issued final rules rescinding two of the market behavior rules because they overlapped with the new anti-manipulation regulations, and codifying the remaining market behavior rules within FERC’s regulations. FERC reasoned that these actions simplify FERC’s rules and regulations, avoid confusion and provide greater clarity and regulatory certainty to the industry.
     In February 2005, FERC issued an order requiring every seller with market-based rate authority to further amend its market-based rate schedule to include a requirement to report to FERC any change in the seller’s status that would reflect a departure from the characteristics FERC relied upon in granting market-based rate authority to the particular seller. Such sellers must report these changes within 30 days of the legal or effective date of the change, whichever is earlier. If a seller fails to report a change in status, FERC could revoke the seller’s market based rate authority.
FERC Regulation of Transfers of Jurisdictional Facilities
     Pursuant to Section 203 of the FPA, as amended by EPAct 2005, a public utility must obtain authorization from FERC before the public utility is permitted to sell, lease or dispose of FERC-jurisdictional facilities with a value in excess of $10 million; merge or consolidate facilities with those of another entity; or acquire any security with a value in excess of $10 million of another public utility. The amended section 203 also extends the scope of FERC’s prior approval jurisdiction to include transactions involving certain transfers of existing generation facilities and certain holding companies’ acquisitions with a value in excess of $10 million; and requires that FERC, when reviewing a proposed section 203 transaction, examine cross-subsidization and pledges or encumbrances of utility assets. These amendments to section 203 took effect on February 8, 2006.
     On December 23, 2005, FERC issued a final rule implementing these new section 203 provisions. In its final rule, FERC noted that while EPAct 2005 applies to holding company acquisitions of foreign utilities, it will grant blanket authorizations of such acquisitions if certain conditions are met to protect captive utility customers, which, FERC states, will allow U.S. companies to successfully compete abroad. The rule also grants blanket authorizations for certain types of transactions, including intra-holding company system financing and cash management arrangements, certain internal corporate reorganizations, and certain acquisitions by holding companies of non-voting securities in a “transmitting utility” and “electric utility company”, and up to 9.9% of voting securities in a “transmitting utility” and “electric utility company” as defined in the FPA and FERC regulations.
     On April 24, 2006, FERC issued an order on rehearing of the December 23, 2005 final rule. On rehearing, FERC granted a new blanket authorization for holding companies that are holding companies solely due to their ownership, directly or indirectly, of one or more QFs, EWGs and FUCOs, to acquire the securities of additional QFs, EWGs and FUCOs without FERC pre-approval.
FERC Regulation Of Open Access Electric Transmission
     In 1996, FERC issued Order Nos. 888 and 889, introducing competitive reforms and increasing access to the electric power grid. Order No. 888 required the “functional unbundling” of transmission and generation assets by transmission-owning utilities subject to FERC’s jurisdiction. Under Order No. 888, the jurisdictional transmission-owning utilities were required to adopt FERC’s pro forma Open Access Transmission Tariff establishing terms of non-discriminatory transmission service. Many non-jurisdictional transmission owners complied voluntarily through reciprocity provisions. Order No. 889 required transmission-owning utilities to provide the public with an electronic system for buying and selling transmission capacity in transactions with the utilities and abide by specific standards of conduct when using their transmission systems to make wholesale sales of power. In addition, these orders established the operational requirements of ISOs, which are entities that have been given authority to operate the transmission assets of certain jurisdictional and non-jurisdictional utilities in a particular region. The interpretation and application of the requirements of Order Nos. 888 and 889 continue to be refined through subsequent FERC proceedings. These orders have been subject to review, and those parts of the orders that have been the subject of judicial appeals have been affirmed, in large part, by the courts.
     On May 19, 2006, FERC issued a proposed rule to revise the Order No. 888 pro forma Open Access Transmission Tariff to reflect FERC’s and the electric utility industry’s experience with open access transmission over the last decade. In addition to FERC’s Open Access efforts under Order Nos. 888 and 889, our business may be affected by a variety of other FERC policies and proposals, such as the voluntary formation of Regional Transmission Organizations. FERC’s policies and proposals will continue to evolve, and FERC may amend or revise them, or may introduce new policies or proposals in the future. In addition, such policies and proposals, in their final form, would be subject to potential judicial review. The impact of such policies and proposals on our business is uncertain and cannot be predicted at this time.

PUHCA 1935
     PUHCA 1935, which, as discussed below, was repealed by EPAct 2005 on February 8, 2006, provided for the extensive regulation of public utility holding companies and their subsidiaries, including registering with the SEC, limiting their utility operations to a single integrated utility system, and divesting any other operations not functionally related to the operation of the utility system. In addition, a public utility company that was a subsidiary of a registered holding company under PUHCA 1935 was subject to financial and organizational regulation, including approval by the SEC of its financing transactions. The Energy Policy Act of 1992 amended PUHCA 1935 to create EWGs. An EWG is exempt from regulation under PUHCA 1935. To obtain and maintain status as an EWG, a generation facility owner must be exclusively engaged, directly or indirectly, in the business of owning and/or operating eligible electric generating facilities and selling electric energy at wholesale. Under PUHCA 1935, as amended by the EPAct 1992, we were not subject to regulation as a holding company provided that the facilities in which we have an interest were (i) QFs, (ii) owned or operated by an EWG or (iii) subject to another exemption or waiver.
     EPAct 2005 promulgated PUHCA 2005, which repeals PUHCA 1935, effective February 8, 2006. Under PUHCA 2005, certain companies in our ownership structure may be considered “holding companies” as defined in PUHCA 2005 by virtue of their control of the outstanding voting securities of companies that own or operate facilities used for the generation of electric energy for sale or that are themselves holding companies. Under PUHCA 2005, such holding companies are subject to certain FERC rights of access to the companies’ books and records that are determined by FERC to be relevant to the companies’ respective FERC-jurisdictional rates. However, PUHCA 2005 also provides that FERC shall provide an exemption from this access to books and records for any person that is a holding company solely with respect to its control over EWGs, QFs, and FUCOs.
     On December 8, 2005, FERC issued a final rule repealing its PUHCA 1935 regulations and implementing new regulations that focus on increased access to holding company books and records. Although under PUHCA 2005 Calpine and CalGen are each considered a holding company, each one is exempt from the new books and records provisions because it is a holding company solely because it owns one or more QFs, EWGs and FUCOs. On April 24, 2006, FERC issued an order on rehearing of the December 8, 2005 final rule. In this order, FERC clarified that if exempt holding companies were to lose their exemption from the books and records access requirement, and would not qualify for another type of exemption, that such holding companies would be subject to the books and records access requirement and certain accounting and record-retention requirements. Consequently, if any single Calpine entity were to lose its status as a QF, EWG or FUCO, then Calpine and its holding company subsidiaries such as CalGen would be subject to the books and records access requirement, and certain Calpine affiliates would be subject to FERC’s accounting, record-retention, and/or reporting requirements.
     EPAct 2005 also subjects “holding companies” and “associate companies” within a “holding company system,” other than holding companies that are holding companies solely with respect to ownership of QFs, to certain state commission rights of access to certain of the companies’ books and records if the state commission has jurisdiction to regulate a “public-utility company,” as defined in EPAct 2005, within that holding company system. We cannot predict what effect this part of EPAct 2005 and state regulations implementing it may have on our business. However, section 201(g) of the FPA already provides state commissions with access to books and records of certain electric utility companies subject to the state commission’s regulatory authority, EWGs that sell power to such electric utility companies, and any electric utility company, or holding company thereof, which is an associate company or affiliate of such EWGs.
PURPA
     PURPA, prior to its amendment by EPAct 2005, and the new regulations adopted by FERC, provided certain incentives for electric generators whose projects satisfy FERC’s criteria for QF status. As recognized under FERC’s regulations, most QF generators were exempt from regulation under PUHCA 1935, most provisions of the FPA (including the regulation of the QF’s rates, ability to dispose of otherwise-jurisdictional facilities, and issuance of securities and assumption of liabilities of other parties), and most state laws and regulations relating to financial, organization and rate regulation of electric utilities. FERC’s regulations implementing PURPA required, in relevant part, that electric utilities (i) purchase energy and capacity made available by QFs, construction of which commenced on or after November 9, 1978, at a rate based on the purchasing utility’s full “avoided costs” and (ii) sell supplementary, back-up, maintenance and interruptible power to QFs on a just and reasonable and nondiscriminatory basis. FERC’s regulations defined “avoided costs” as the “incremental costs to an electric utility of electric energy or capacity or both which, but for the purchase from the QF or QFs, such utility would generate itself or purchase from another source.” Utilities were permitted to also purchase power from QFs at prices other than avoided cost pursuant to negotiations, as provided by FERC’s regulations.

     To be a QF, a cogeneration facility must produce electricity and useful thermal energy for an industrial or commercial process or heating or cooling applications in certain proportions to the facility’s total energy output, and must meet certain efficiency standards. PURPA required that no more than 50% of the equity of a QF can be owned by one or more electric utilities or their affiliates.
     EPAct 2005 and FERC’s implementing regulations have eliminated certain benefits of QF status. FERC issued a final rule on February 2, 2006, to eliminate the exemption from sections 205 and 206 of the FPA for a QF’s wholesale sales of power made at market-based rates. Under FERC’s new regulations, our QFs (except for those located in ERCOT) are required to obtain market-based rate authorization for wholesale sales that are not made pursuant to a contract executed before March 17, 2006, and not under a state regulatory authority’s implementation of section 210 of PURPA. In addition, new cogeneration QFs will be required to demonstrate that their thermal, chemical, and mechanical output will be used fundamentally for industrial, commercial, residential, or institutional purposes. As a result of these new regulations, the Los Medanos, Carville, Columbia and Morgan facilities each filed an application with FERC on March 16, 2006 requesting market based authority. On April 24, 2006, FERC accepted all of these applications, effective March 17, 2006.
     EPAct 2005 also amends PURPA to eliminate, on a prospective basis, electric utilities’ requirement under Section 210 of PURPA to purchase power from QFs at the utility’s “avoided cost,” to the extent FERC determines that such QFs have access to a competitive wholesale electricity market. This amendment to PURPA does not change a utility’s obligation to purchase power at the rates and terms set forth in pre-existing QF power purchase agreements. On December 23, 2005, FERC issued a NOPR to implement these new EPAct 2005 provisions. In the NOPR, FERC proposes that electric utilities that are members of the Midwest Independent System Operator, PJM Interconnection, ISO-New England and the New York Independent System Operator be relieved from the mandatory purchase obligation for new transactions. FERC reasons that the mandatory purchase obligation is no longer needed in these regions because the wholesale electricity markets are competitive due to the regional entities’ administration of auction-based day-ahead and real-time markets, and because bilateral long-term contracts are available to participants and QFs in these markets.
     The NOPR also outlines the procedures for utilities outside these regional transmission entities to file to obtain relief from mandatory purchase obligations on a service territory-wide basis, and provides procedures for affected QFs to file to reinstate the purchase obligation. Consistent with the EPAct 2005, FERC proposes to leave intact existing rights under any contract or obligation in effect or pending approval involving QF purchases or sales. Market participants have submitted comments in response to FERC’s NOPR. FERC has not taken any final action. We cannot predict what effect this proposal, and FERC’s final regulations, will have on our business.
     EPAct 2005’s amendments to PURPA also included certain new QF benefits, such as the elimination of the electric utility ownership limitations on QFs. While PUHCA 1935 has been repealed, FERC has exempted QFs from PUHCA 2005. QFs are still exempt from many provisions of the FPA and most state laws and regulations relating to financial, organization and rate regulation of electric utilities.
     We cannot predict what other effect other provisions of EPAct 2005 and FERC’s regulations implementing them may have on our business until FERC promulgates final rules implementing all of EPAct 2005’s PURPA provisions and any appeals of such rules are concluded. Nevertheless, we believe that each of the facilities in which we own an interest and which operates as a QF meets the current requirements for QF status. Certain factors necessary to maintain QF status are, however, subject to the risk of events outside our control. For example, some of our facilities have temporarily been rendered incapable of meeting such requirements due to the loss of a thermal energy customer and we have obtained limited waivers (for up to two years) of the applicable QF requirements from FERC. We cannot provide assurance that such waivers will in every case be granted. During any such waiver period, we would seek to replace the thermal energy customer or find another use for the thermal energy, which meets PURPA’s requirements, but no assurance can be given that these remedial actions would be available. If one of our QFs were to lose its QF status, the owner of the power plant would need to obtain FERC acceptance of a market-based or cost-based rate schedule to continue making wholesale power sales. To maintain our exemption from PUHCA 2005, the owner would also need to obtain EWG status.
Additional Provisions of EPAct 2005
     EPAct 2005 made a number of other changes to laws affecting the regulation of electricity. These include, but are not limited to, giving FERC explicit authority to proscribe and enforce rules governing market transparency, giving FERC authority to oversee and enforce electric reliability standards, requiring FERC to promulgate rules providing for incentive ratemaking to encourage investments that promote transmission reliability and reduce congestion, giving FERC certain siting authority for transmission lines in critical transmission corridors, requiring FERC to promulgate rules granting incentives, including certain cost recoveries, for transmission owners to join Regional Transmission Organizations, authorizing FERC to require unregulated utilities to provide open access transmission, and ensuring that load serving entities can retain transmission rights necessary to serve native load requirements.

     On July 20, 2006, FERC issued a final rule that requires each ISO and RTO with one or more organized electricity markets to make available long-term firm transmission rights that satisfy each of the guidelines established by the FERC in the final rule. The final rule requires ISOs and RTOs that oversee organized electricity markets to make long-term firm transmission rights available to all transmission customers, which is intended to provide an added measure of certainty to load-serving entities that wish to enter into long-term power supply arrangements to serve their load. The final rule also requires that long-term firm transmission rights be available to entities that pay for upgrades or build expansions. Transmission organizations subject to the rule are required to make compliance filings within six months. We cannot predict how the ISOs and RTOs will implement these rules nor what impact the rules may have on our business.
     EPAct 2005 also enhanced FERC’s enforcement authorities by: (i) expanding FERC’s civil penalty authority to cover violations of any provision of Part II of the FPA, as well as any rule or order issued there under; (ii) establishing the maximum civil penalty FERC may assess under the NGA or Part II of the FPA as $1,000,000 per violation for each day that the violation continues, and (iii) expanding the scope of the criminal provisions of the FPA by increasing the maximum fines and increasing the maximum imprisonment time. Accordingly, in the future, violations of the FPA and FERC’s regulations could potentially have more serious consequences than in the past.
     For those regulations that FERC will promulgate in the future in connection with EPAct 2005, we cannot predict what effect these future regulations may have on our business. Furthermore, we cannot predict what future laws or regulations may be promulgated. We do not know whether any other new legislative or regulatory initiatives will be adopted or, if adopted, what form they may take. We cannot provide assurance that any legislation or regulation ultimately adopted would not adversely affect the operation of and generation of electricity by our business.
Western Energy Markets
     There are a number of proceedings pending at FERC that were initiated by buyers of wholesale electricity seeking refunds for purchases made during the Western energy crisis, or seeking the reduction of price terms in contracts entered into at this time. As part of certain proceedings, and as a result of its own investigations, FERC has made significant policy changes and rules regarding market conduct and price transparency. In California (among other regions), FERC’s policy changes include the implementation of price caps on the day ahead or real-time prices for electricity and a continuing obligation of electricity generators to offer uncommitted generation capacity to the CAISO.
FERC Regulation of Natural Gas Transportation
     Under the NGA, the Natural Gas Policy Act and the Outer Continental Shelf Lands Act, FERC is authorized to regulate pipeline, storage, and liquefied natural gas facility construction; the transportation of natural gas in interstate commerce; the issuance of certificates of public convenience and necessity to companies providing energy services or constructing and operating interstate pipelines and storage facilities; the abandonment of facilities; the rates for services; and the construction and operation of pipeline facilities at U.S. points of entry for the import or export of natural gas.
     Pursuant to the NGA of 1938, FERC has jurisdiction over the transportation and storage of natural gas in interstate commerce. With respect to most transactions that do not involve the construction of pipeline facilities, regulatory authorization can be obtained on a self-implementing basis. However, interstate pipeline rates, terms and conditions for such services are subject to continuing FERC oversight.
     The cost of natural gas is ordinarily the largest operational expense of a gas-fired project and is critical to the project’s economics. The risks associated with using natural gas can include the cost of natural gas supplies, the need to arrange gathering, processing, extraction, blending, and storage, as well as transportation of the gas from great distances, including obtaining removal, export and import authority if the gas is imported from a foreign country; the possibility of interruption of the gas supply or transportation (depending on the quality of the gas reserves purchased or dedicated to the project, the financial and operating strength of the gas supplier, whether firm or non-firm transportation is purchased and the operations of the gas pipeline); regulatory diversion; and obligations to take a minimum quantity of gas and pay for it (i.e., take-and-pay obligations). We rely on the natural gas pipeline grid for delivery of fuel to our projects. The use of pipelines for delivery of natural gas has proven to be an efficient and reliable method of meeting customer’s fuel needs. The risk of fuel supply disruption resulting from pipeline operation difficulties is limited given the historic performance of pipeline operators and in certain instances multiple pipeline interconnections to the generating facilities.
     Calpine has two natural gas transportation pipelines in Texas that are authorized by FERC to provide gas transportation service pursuant to Section 311 of the NGPA. These pipelines are also subject to regulation as gas utilities by the Railroad Commission of Texas for rates and services.

Environmental Regulations
     The construction and operation of pipelines and power projects are subject to extensive federal, state and local laws and regulations adopted for the protection of the environment and to regulate land use. The laws and regulations applicable to us primarily involve the discharge of emissions into the water and air and the use of water, but can also include wetlands preservation, endangered species, hazardous materials handling and disposal, waste disposal and noise regulations. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies.
     Noncompliance with environmental laws and regulations can result in the imposition of civil or criminal fines or penalties. In some instances, environmental laws also may impose clean-up or other remedial obligations in the event of a release of pollutants or contaminants into the environment. The following federal laws are among the more significant environmental laws as they apply to us. In most cases, analogous state laws also exist that may impose similar, and in some cases more stringent, requirements on us as those discussed below.
Clean Air Act
     The Clean Air Act provides for the regulation, largely through state implementation of federal requirements, of emissions of air pollutants from certain facilities and operations. As originally enacted, the Clean Air Act sets guidelines for emissions standards for major pollutants (i.e., sulfur dioxide and nitrogen oxide) from newly built sources. In late 1990, Congress passed the Clean Air Act Amendments. Those amendments attempt to reduce emissions from existing sources, particularly previously exempted older power plants. We believe that all of our operating plants are in compliance with federal performance standards mandated under the Clean Air Act and the Clean Air Act Amendments.
     In 2005, the EPA issued a new regulation under the Clean Air Act called the Clean Air Interstate Rule, which directs 28 states in the southern, eastern and mid-western regions of the country to enact further restrictions on air emissions. How each state determines to implement the Clean Air Interstate Rule will have an impact on CalGen’s fleet of power plants. Recently, there have also been numerous federal legislative proposals to further reduce emissions of sulfur dioxide, nitrogen oxide and mercury, as well as to regulate emissions of carbon dioxide for the first time. Because CalGen’s fleet of efficient low-emitting gas-fired power plants have a much lower emissions rate than the average U.S. fossil fuel fleet, it is possible that the company will be less impacted by such regulation than owners of older, higher emitting fleets. However, this will be determined by the details of implementation such as allocation of emissions allowances and point of regulation.
Clean Water Act
     The Clean Water Act establishes rules regulating the discharge of pollutants into waters of the United States. We are required to obtain wastewater and storm water discharge permits for wastewater and runoff, respectively, from certain of our facilities. We believe that we are in material compliance with applicable discharge requirements of the Clean Water Act.

RCRA
     The RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid and hazardous waste. With respect to our solid waste disposal practices at the power generation facilities, we are subject to certain solid waste requirements under applicable California laws. We believe that our operations are in material compliance with RCRA and all such laws.
CERCLA
     CERCLA, also referred to as Superfund, requires cleanup of sites from which there has been a release or threatened release of hazardous substances and authorizes the EPA to take any necessary response action at Superfund sites, including ordering potentially responsible parties liable for the release to pay for such actions. Potentially responsible parties are broadly defined under CERCLA to include past and present owners and operators of, as well as generators of wastes sent to, a site. As of the present time, we are not subject to any material liability for any Superfund matters. However, we generate certain wastes, including hazardous wastes, and send certain of our wastes to third party waste disposal sites. As a result, there can be no assurance that we will not incur liability under CERCLA in the future.
AB 32
      AB 32, a California bill that creates a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020, was passed by the California legislature and was signed by Governor Schwarzenegger on September 27, 2006. Pursuant to the bill, emission monitoring and reductions in the electricity sector will focus on those entities that serve load in California so that the regulations apply to the full consumption of electricity in the state. The bill also focuses on using market mechanisms, such as offsets and cap-and-trade programs, to achieve the targets. The bill specifies that any established greenhouse gas allowances will be assigned to the entity regulated under the cap. Thus, under a load based cap and trade, the load serving entities will hold the allowances, not generators. Implementation is slated to begin by January 1, 2010, with full implementation to occur by 2020. The implementation and implications of this legislation will take many years to realize, and we cannot predict at this time what impact, if any, this legislation will have on our business.
State Energy Regulation
     State PUCs have historically had broad authority to regulate both the rates charged by, and the financial activities of, electric utilities operating in their states and to promulgate regulation for implementation of PURPA. Since a power sales agreement becomes a part of a utility’s cost structure (generally reflected in its retail rates), power sales agreements with independent electricity producers, such as EWGs, are potentially under the regulatory purview of PUCs and in particular the process by which the utility has entered into the power sales agreements. If a PUC has approved the process by which a utility secures its power supply, a PUC is generally inclined to authorize the purchasing utility to pass through to the utility’s retail customers the expenses associated with a power purchase agreement with an IPP. However, a regulatory commission under certain circumstances may not allow the utility to recover through retail rates its full costs to purchase power from a QF or an EWG. In addition, retail sales of electricity by an IPP may be subject to PUC regulation depending on state law. IPPs which are not QFs under PURPA, or EWGs pursuant to the EPAct 1992, are considered to be public utilities in many states and are subject to broad regulation by a PUC, ranging from requirement of certificate of public convenience and necessity to regulation of organizational, accounting, financial and other corporate matters. Because all of our facilities are either QFs or EWGs, none of our affiliates are currently subject to such regulation. However, states may also assert jurisdiction over the siting and construction of electricity generating facilities including QFs and EWGs and, with the exception of QFs, over the issuance of securities and the sale or other transfer of assets by these facilities. In California, for example, the PUC was required by statute to adopt and enforce maintenance and operation standards for generating facilities “located in the state,” including EWGs but excluding QFs, for the purpose of ensuring their reliable operation.
     State PUCs also have jurisdiction over the transportation of natural gas by LDCs. Each state’s regulatory laws are somewhat different; however, all generally require the LDC to obtain approval from the PUC for the construction of facilities and transportation services if the LDC’s generally applicable tariffs do not cover the proposed transaction. LDC rates are usually subject to continuing PUC oversight.
California
     California enacted major electric restructuring legislation in 1996. Operations under the restructured California electric industry commenced as of April 1, 1998. As part of the California electric restructuring, the California utilities divested substantial amounts of their natural gas-fired and geothermal generating facilities, but retained ownership over their hydroelectric and nuclear generating facilities. Subsequent legislation now bars the California utilities from divesting any additional generating facilities for the next several years.

     The CAISO, a not-for-profit public benefit corporation, assumed control over much of California’s transmission grid on March 31, 1998. While the CAISO manages the transmission lines, the transmission lines themselves are owned by individual utilities such as PG&E and Southern California Edison Company. The CAISO is responsible for ensuring the safe and reliable operation of the transmission grid within California and providing open, nondiscriminatory transmission services. Through schedules submitted by scheduling coordinators, the CAISO is responsible for scheduling electricity to match customers’ demand with available supply from generators. It also manages congestion. Pursuant to a FERC-approved tariff, the CAISO has certain abilities to impose penalties on market participants for violations of its rules.
     The CAISO presently maintains various markets for wholesale sales of electricity, differentiated by time and type of electrical service, into which our subsidiaries may sell electricity from time to time. The clearing prices in the CAISO markets fluctuate from hour to hour. These markets are subject to various controls, such as price caps and mitigation of bids when reference prices are exceeded. The controls and the markets themselves are subject to regulatory change at any time.
     The CAISO has been developing a Market Redesign and Technology Upgrade, or MRTU, proposal for many years and submitted it to FERC for approval on February 9, 2006. On September 21, 2006, FERC issued an order approving the MRTU. The MRTU is a comprehensive redesign of all CAISO operations and is slated to go into effect November 2007. Under MRTU, the CAISO will run a new integrated day ahead market for energy and ancillary services as well as a real time market and an hour ahead scheduling protocol. The creation of a day-ahead market will permit the CAISO to address transmission grid congestion prior to real time operations. Under MRTU, energy prices paid to suppliers will be based on nodal pricing, under which prices in wholesale markets vary by location and time, based on the physical limitations of the transmission grid. Customers will continue to pay an aggregated zonal price. New market power mitigation rules will also be implemented as part of MRTU. The system-wide bid cap will be increased first to $500/MWh, and thereafter incrementally increased over the next two years until it reaches $1,000/MWh. In addition, local market power mitigation rules will limit the bids of generators identified as having the potential to exercise local market power to pre-established default levels. The CAISO was instructed to file tariff sheets for convergence bidding and a reserve shortage scarcity pricing methodology for implementation within 12 months of the effective date of MRTU. Other features include the allocation of Congestion Revenue Rights, a financial tool for hedging congestion. The FERC Order also directs the CAISO to comply with the FERC’s Long-Term Firm Transmission Rights Final Rule, which requires the creation and availability of long-term firm transmission rights. Given the comprehensiveness of the market design, with features that may prove to be both positive and negative for energy sellers, we cannot predict at this time what impact MRTU, as approved by FERC, will have on our business.
     The California PUC exercises regulatory jurisdiction over a “public utility” conducting business within California and over certain sellers of electricity at retail. Since our subsidiaries in California are either EWGs or QFs, and since they will not be making any retail sales of electricity, they will not be subject to California PUC regulation as a “public utility” or a retail service provider.
     The California PUC also has statutory authority to implement and enforce standards adopted by the California Electricity Generation Facilities Standards Committee for the maintenance and operation of facilities for the generation of electric energy located within California, as well as to enforce protocols adopted by the CAISO for the scheduling of power plant outages. The Standards Committee adopted general duty standards for operation and maintenance in June 2003. As the owner and operator of generating facilities in California, our subsidiaries are subject to the generation facilities maintenance and operation standards and the general duty standards that are adopted by the Standards Committee and implemented and enforced by the California PUC. The California PUC instituted a rulemaking in November 2002 to implement and enforce the standards adopted by the Standards Committee. The California PUC has yet to issue a decision.
     We can offer no assurance that the California PUC and the courts of California will not interpret existing California law in a manner which would subject our subsidiaries to CPUC regulation as a “public utility” or otherwise. We similarly can offer no assurance that the California legislature will not enact new, nor amend existing, legislation that would subject us our subsidiaries to California PUC regulation as a “public utility” or otherwise.
Texas
     The PUCT exercises regulatory jurisdiction over the rates and services of any “electric utility” conducting business within Texas. Texas’ Public Utility Regulatory Act defines an “electric utility” to include “a person or river authority that owns or operates for compensation in [Texas] equipment or facilities to produce, generate, transmit, distribute, sell, or furnish electricity in [Texas]” but excludes “municipal corporations, qualifying facilities, power generation companies, exempt wholesale generators, power marketers, certain sellers exclusively at wholesale and not to the ultimate consumer, electric cooperatives and retail electric providers.” Our subsidiaries that own facilities in Texas have “power generation company” status at the PUCT and are either EWGs or QFs. Accordingly, they are exempt from PUCT rate regulation. FERC regulates wholesale sales of power in interstate commerce, but wholesale sales of power in ERCOT are not considered to occur in interstate commerce because the transmission facilities in ERCOT are contained within the state of Texas and do not interconnect synchronously with the transmission facilities of neighboring states.
     The PUCT regulates transmission companies’ rates for transmission service but does not regulate the rates, terms or conditions of wholesale sales of electricity. Our generation-owning subsidiaries in ERCOT are represented by an ERCOT-“qualified scheduling entity” that interfaces with ERCOT staff on our subsidiaries’ behalf. In 2005, the Texas legislature delegated to the PUCT additional authority for oversight of ERCOT, including audit rights. Whether and to what extent, if any, the impact of this additional authority will have on market participants has yet to be determined. The PUCT recently adopted a wholesale market enforcement rule and rules regarding wholesale electric market power and resource adequacy in the ERCOT power region, including an increase in the offer cap for energy purchased by ERCOT to balance load and generation resources and maintain system frequency. The new resource adequacy rule establishes an energy-only model rather than the capacity-based resource adequacy model more common among RTOs or ISOs in the Eastern Interconnect. The current $1,000/MWh or $1,000 per MW/h offer cap will increase to $1,500 and $2,250 on March 1, 2007 and March 1, 2008, respectively. A third increase to $3,000 will be implemented two months after the opening of the nodal market, which is scheduled to open not later than January 1, 2009. Our subsidiaries are subject to the recently adopted price caps, but only as it applies to sales of such energy services to ERCOT. At this time, we cannot accurately predict the impact of these new rules on the ERCOT market or on our business.

     The PUCT requires all Retail Electric Providers to obtain a PUCT license, meet certain electronic communications and renewable electricity standards, and file annual reports. Fuel mix disclosure and environmental impact data and other filings are also required of Retail Electric Providers who sell to residential and commercial consumers. Calpine’s Retail Electric Provider, Calpine Power America, does not make such sales. Our generation-owning subsidiaries in Texas are required to and do make the required fuel mix disclosure and environmental impact data filings with the PUCT. Retail terms and conditions, including rates, are statutorily exempt from regulation by PUCT or anyone else.
     We can offer no assurance that the PUCT and the courts of Texas will not interpret existing Texas law in a manner which would subject our subsidiaries in Texas to PUCT rate regulation as an “electric utility.” We similarly can offer no assurance that the Texas legislature will not enact new, nor amend existing, legislation that would subject our subsidiaries in Texas to PUC rate regulation as an “electric utility.” If our subsidiaries in Texas did become subject to rate regulation as an “electric utility,” the scope of such regulation could extend to regulating our earnings and fixing the rates and terms for sales of power and other services our subsidiaries in Texas provide.
EMPLOYEES
     As of December 31, 2005 and 2004, we had no employees of our own. See Item 1. “Business — Company Overview” for relationships with affiliated companies, which supply services to us.
SUMMARY OF KEY EVENTS
Chapter 11 Cases
     On December 21, 2005, the CalGen Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. For a description of key events in our Chapter 11 cases, see Item 1. “Business — Proceedings Under Chapter 11 of the Bankruptcy Code.”
Senior Management
     Since November 2005, there have been extensive changes in the composition of our senior management and our Board of Directors. On November 29, 2005, Calpine announced the departure, effective November 28, 2005, of Peter Cartwright, Calpine’s Chairman, President and Chief Executive Officer, and Robert D. Kelly, Calpine’s Executive Vice President and Chief Financial Officer. Mr. Cartwright and Mr. Kelly also ceased to serve as director or officer of any Calpine subsidiary, including CalGen and its subsidiaries, from that date. Mr. Cartwright had served as CalGen’s President and Chief Executive Officer and as a member of CalGen’s Board of Directors and each of the Additional Registrants and was Chairman of the Board of CalGen and each of the Additional Registrants. Mr. Kelly had served as CalGen’s Executive Vice President and Chief Financial Officer.
     Effective December 15, 2005, Eric N. Pryor was appointed as a Director and Vice President of CalGen and each of the Additional Registrants. Mr. Pryor is currently serving as Senior Vice President, Finance and Corporate Risk Officer of Calpine.
     On January 9, 2006, Calpine was notified of the resignation, effective January 27, 2006, of Ann B. Curtis, Calpine’s Vice Chairman of the Board, Executive Vice President and Corporate Secretary. In addition, Ms. Curtis also resigned as a director or officer of any Calpine subsidiary, including CalGen and its subsidiaries, as of that date. Ms. Curtis had served as the Executive Vice President and as a member of the Board of Directors of CalGen and each of the Additional Registrants.
     Effective February 10, 2006, Robert P. May was appointed as a Director of CalGen and each of the Additional Registrants. Effective March 27, 2006, Mr. May was appointed as the President and Chief Executive Officer, and Scott J. Davido was appointed as the Executive Vice President and Chief Financial Officer, of CalGen and each of the Additional Registrants. Mr. Davido replaced Charles B. Clark, Jr., who had been serving as the Chief Financial Officer of CalGen and each of the Additional Registrants. Mr. Clark was appointed, effective March 27, 2006, as Senior Vice President, Controller and Chief Accounting Officer of CalGen and each of the Additional Registrants. Mr. May is the Chief Executive Officer of Calpine and is a member of Calpine’s Board of Directors. Mr. Davido is the Executive Vice President and Chief Financial Officer of Calpine, and also serves as Calpine’s Chief Restructuring Officer. Mr. Clark is the Senior Vice President, Chief Accounting Officer and Corporate Controller of Calpine.
      Effective June 1, 2006, Scott J. Davido was named President and Corporate Secretary and Charles B. Clark was named Chief Financial Officer and Treasurer of CalGen and each of the Additional Registrants. While Robert P. May remains a Director of CalGen and each of the Additional Registrants, he is no longer the President and Chief Executive Officer.

Finance
     Ratings of the debt of CalGen and certain of its wholly-owned subsidiaries:

Date	Description
05/09/05	S&P assigns a B- rating on $100 million floating rate Second Priority Term Loan, CCC+ rating on $150 million 11.5% Third Priority Secured Notes, B on $235 million First Priority Secured Floating Rate Notes, B on $600 million First Priority Term Loan, B- on $640 million Second Priority Secured Floating Rate Notes, CCC+ on $680 million Third Priority Secured Floating Rate Notes, and B on $200 million First Priority Revolving Credit Facility. S&P also lowered the corporate rating on CalGen to B- from B (with negative outlook).

05/12/05	Moody’s Investors Services lowered its credit ratings on CalGen’s debt obligations, reducing CalGen’s first priority debt rating to B2 from B1, its second priority debt to B3 from B2 and its third priority debt to Caal from B3 (with negative outlook).

12/02/05	Moody’s assigns a Caa1 rating on $640 million Second Priority Secured Floating Rate Notes, B3 rating on $235 million First Priority Secured Floating Rate Notes, Caa2 rating on $680 million Third Priority Secured Floating Rate Notes, Caa2 rating on $150 million 11.5% Third Priority Secured Notes, B3 rating on $600 million First Priority Term Loan, B3 rating on $200 million First Priority Credit Facility, and a Caa1 rating on $100 million Second Priority Term Loan.

12/21/05	S&P assigns a D rating on $100 million floating rate Second Priority Term Loan, D rating on $150 million 11.5% Third Priority Secured Notes, D on $235 million First Priority Secured Floating Rate Notes, D on $600 million First Priority Term Loan, D on $640 million Second Priority Secured Floating Rate Notes, and D on $680 million Third Priority Secured Floating Rate Notes. S&P also lowered the corporate rating on CalGen to D from B- (with negative outlook).

03/01/06	Moody’s withdraws ratings on CalGen Notes and Term Loans.

Item 1A. Risk Factors
Risks Related to Chapter 11
     We are subject to the risks and uncertainties associated with our filing for reorganization.
     On December 21, 2005, we filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. We continue to operate our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. For the duration of our Chapter 11 cases, our operations will be subject to the risks and uncertainties associated with bankruptcy which include, among other things:
•	the actions and decisions of our creditors and other third parties with interests in our Chapter 11 case, which may be inconsistent with our plans;

•	objections to or limitations on our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 case that we may seek from time to time or potentially adverse decisions by the Bankruptcy Court with respect to such motions;

•	objections to or limitations on our ability to avoid or reject contracts that are burdensome or uneconomical;

•	the expiration of the exclusivity period for us to propose and confirm a plan of reorganization or delays, limitations or other impediments to our ability to develop, propose, confirm and consummate a plan of reorganization;

•	the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization;

•	our ability to obtain and maintain normal terms with customers, vendors and service providers; and

•	our ability to maintain contracts and leases that are critical to our operations.

     These risks and uncertainties could negatively affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 filings and events during the Chapter 11 cases could adversely affect our relationships with customers and vendors, as well as with the Calpine employees who provide services to us, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 case is protracted. Also, transactions by CalGen Debtors that are outside the ordinary course of business will generally be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond on a timely basis to certain events or take advantage of certain opportunities. In addition, although we have received approval from the Bankruptcy Court to an extension of the exclusivity period to propose a plan of reorganization, until December 31, 2006, and to seek acceptances thereon until March 31, 2007, if we are unable to propose and confirm a plan of reorganization within that time and are unable to obtain a further extension (or if the period is otherwise shortened or terminated), third parties could propose and seek confirmation of their own plan or plans of reorganization. Any such third party plan or plans could disrupt our business, adversely affect our relationships with customers and vendors, as well as our relationships with Calpine and its affiliates that provide services to us, or otherwise adversely affect our operations and financial condition.
     Because of the risks and uncertainties associated with our Chapter 11 cases, the ultimate impact that events that occur during this case will have on our business, financial condition and results of operations cannot be accurately predicted or quantified at this time.
     The Chapter 11 cases may adversely affect our operations going forward.
     As noted above, our having sought Chapter 11 protection may adversely affect our ability to negotiate favorable terms from suppliers, landlords, contract or trading counterparties and others and to attract and retain customers and counterparties. The failure to obtain such favorable terms and to attract and retain customers, as well as other contract or trading counterparties could adversely affect our financial performance. In addition, Calpine and certain of our affiliate counterparties, including CASCI, CES and COSCI have filed for Chapter 11 protection. The Chapter 11 cases related to Calpine and such counterparty affiliates present substantial risks to our ability to realize economic benefit under each of the Fixed Price Agreement, Index Based Agreement, O&M Agreement, Maintenance Agreement and Administrative Agreement as well as any guaranty by Calpine of such agreements. The existence of our Chapter 11 cases and the Chapter 11 cases of our affiliate counterparties may adversely affect the way we and such counterparty affiliates are perceived by investors, financial markets, trading counterparties, customers, suppliers and regulatory authorities, which could adversely affect our operations and financial performance.
     We will be subject to claims made after the date that we filed for Chapter 11 protection and other claims that are not discharged in the Chapter 11 cases, which could have a material adverse effect on our results of operations and financial condition.
     We are currently subject to claims in various legal proceedings, and may become subject to other legal proceedings in the future. Although we will seek to satisfy and discharge all claims made against us prior to the Petition Date (which claims are generally stayed while the Chapter 11 cases are pending), we may not be successful in doing so. In addition, any claims arising after Petition Date may also not be subject to discharge in the Chapter 11 proceedings. See Note 12 of the Notes to Consolidated Financial Statements for a description of the more significant legal proceedings in which we are presently involved. The ultimate outcome of each of these matters, including our ability to have these matters satisfied and discharged in the Chapter 11 proceedings, cannot be determined, nor can the liability that may potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and, as a result, these matters may potentially be material to our business or to our financial condition and results of operations.
     The Bankruptcy Court had established August 1, 2006, as the bar date for filing proofs of claim against the Debtors’ estates. Under certain limited circumstances, some creditors will be permitted to file claims after August 1, 2006. Differences between amounts recorded by the CalGen Debtors and proofs of claim filed by the creditors will be investigated and resolved through the claims reconciliation process. Because of the number of creditors and claims, the claims reconciliation process may take considerable time to complete and we expect will continue after our emergence from Chapter 11. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to such allowed claims be presently determined. In addition, it is not possible at this time to determine whether to establish claims reserves in all cases. The reserves, if any, that may be established in respect of such claims will be determined in connection with the review and reconciliation process. Notwithstanding the foregoing, we have recognized certain charges related to expected allowed claims. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, we will make adjustments to the liabilities recorded on our financial statements as appropriate. Any such adjustments could be material to our consolidated financial position and results of operations in any given period. To the extent that we are unable to resolve any claims filed, or our assets (including any applicable reserves) are inadequate to pay resolved claims, it could have an adverse impact on our financial condition or our ability to reorganize. In addition, it is possible that certain creditors may assert claims on multiple bases against multiple CalGen Debtor entities, resulting in a total overall claims pool significantly in excess of the amount of the CalGen Debtors’ potential liabilities. For example, there may be multiple claims by one creditor against multiple CalGen Debtors (as debtor and guarantor, joint tortfeasers, etc.), resulting in asserted claims significantly in excess of the amount of the actual underlying liabilities. Alternatively, there may be multiple claims by multiple creditors against a single CalGen Debtor based on different theories of liability, which would also result in asserted claims significantly in excess of the amount of underlying actual liabilities. Therefore, we believe that it is possible that the amount of claims filed in our Chapter 11 cases could be greater than our total consolidated funded debt as of December 31, 2005. However, despite the likelihood that there will be claims asserted against the collective CalGen Debtors in excess of their potential liabilities, no individual creditor should receive more than 100% recovery on account of such multiple claims.
     Our successful reorganization will depend on certain of Calpine’s key employees, who are also officers of CalGen and its subsidiaries, and their, and our, ability to successfully implement new strategies.
     Our success is largely dependent on the skills, experience and efforts of our officers and directors, and the employees of our affiliates who provide services to us. In particular, our ability to successfully consummate a plan of reorganization will be highly dependent upon our new Chief Executive Officer and our new Chief Financial Officer, as well as our other officers. The ability of companies that have filed for relief under Chapter 11, such as Calpine and its affiliates, including us, to attract, motivate and retain key employees is restricted by provisions of the Bankruptcy Code, which limit or prevent the ability to implement a retention program or take other measures intended to motivate key employees to remain with the company during the pendency of its Chapter 11 cases. In addition, the Debtors must obtain Bankruptcy Court approval of employment contracts and other employee compensation programs that are either entered into out of the ordinary course of business or not otherwise authorized by the “first day” and other orders that have been entered by the Bankruptcy Court. The process of obtaining such approvals, including negotiating with certain official and unofficial creditor committees (which may raise objections to or otherwise limit the ability to implement such contracts or programs), has resulted in delays and reduced potential compensation for many employees who serve as officers of the CalGen Debtors or provide services to us. Certain of our officers and directors, and certain employees of Calpine and its affiliates who provide services to us, have resigned following our Chapter 11 filings. The loss of the services of any such individuals or other key personnel could have a material adverse effect upon our ability to successfully reorganize and emerge from Chapter 11.
     We have recognized impairment charges of $1.2 billion for the period ending December 31, 2005 to certain of our projects and could recognize additional impairment charges in the future.
     During the fourth quarter of 2005, we determined that certain of our projects had been impaired. This conclusion resulted from a convergence of multiple facts and circumstances arising during the fourth quarter of 2005, including: (i) restrictions that arise from our Chapter 11 filings, including the need to obtain support or approvals from the Bankruptcy Court, Calpine’s creditors’ committees and the DIP Facility lenders before executing certain of our key business decisions; (ii) the probability of near-term action to sell operating plants that currently have significant negative cash flow is more likely as part of our reorganization and restructuring process; (iii) the possibility some or all of our contracts with our affiliates could be rejected and the fact that our Chapter 11 filings and related credit constraints make it much more difficult to secure other long-term PPAs with electrical utilities or other customers that would have allowed merchant power plants with current negative cash flow (until spot market prices and spark spreads recover) to become profitable; and (iv) historically high and very volatile natural gas prices in recent times.
     For power plants that were considered likely of sale, we probability-weighted the estimated net proceeds from sale or abandonment with the projected pre-interest expense, pre-tax cash flows over the plants’ economically useful lives, assuming no sale or abandonment.
     As a result of the above, we recorded impairment charges totaling approximately $1.2 billion with respect to the Carville, Columbia, Decatur and Goldendale projects. Expected future cash expenditures total approximately $2 million, related primarily to sales costs. It is possible that we may be required to recognize additional impairment charges in the future with respect to these or other of our projects.
     Bankruptcy laws may limit our secured creditors’ ability to realize value from their collateral.
     Upon the filing of a petition for relief under Chapter 11 of the Bankruptcy Code, a secured creditor is prohibited from repossessing its security from the debtor in the Chapter 11 case, or from disposing of security repossessed from such debtor, without bankruptcy court approval. Moreover, the Bankruptcy Code generally permits the debtor to continue to retain and use collateral even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security if and at such times as the court in its discretion determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the bankruptcy case. A bankruptcy court may determine that a secured creditor may not require compensation for a diminution in the value of its collateral if the value of the collateral exceeds the debt it secures.
     In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary power of the Bankruptcy Court, it is impossible to predict:
•	how long payments under our secured debt could be delayed as a result of the Chapter 11 cases;

•	whether or when secured creditors (or their applicable agents) could repossess or dispose of collateral;

•	the value of the collateral; or

•	whether or to what extent secured creditors would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.”
     In addition, the instruments governing certain of our indebtedness provide that the secured creditors (or their applicable agents) may not object to a number of important matters following the filing of a bankruptcy petition. Accordingly, it is possible that the value of the collateral securing our indebtedness could materially deteriorate and secured creditors would be unable to raise an objection.
     Furthermore, in the event the Bankruptcy Court determines that the value of the collateral is not sufficient to repay all amounts due on applicable secured indebtedness, the holders of such indebtedness would hold a secured claim to only the extent of the value of their collateral and would otherwise hold unsecured claims with respect to any shortfall. The Bankruptcy Code permits the payment and accrual of post-petition interest, costs and attorney’s fees to a secured creditor during a debtor’s Chapter 11 case only to the extent the value of its collateral is determined by the bankruptcy court to exceed the aggregate outstanding principal amount of the obligations secured by the collateral.
     Calpine or any affiliate in Chapter 11 may reject any executory contracts with us or our subsidiaries.
     We and our subsidiaries have a number of material agreements with Calpine and its affiliates, including the Fixed Price Agreement, the Index Based Agreement, the O&M Agreement and the Maintenance Agreement, as well as various guarantees from Calpine. While Calpine and its affiliates have not rejected these contracts, there is no assurance that they will continue to operate under them going forward. In addition, CalGen Holdings has no source of funds with which to make loans to us if required to do so under the Working Capital Facility other than pursuant to the Calpine guarantee and the cash flow from us. Calpine or any of its affiliates that are Debtors in the Chapter 11 cases, including CES and COSCI, could reject any executory contracts they might have entered into with us or any of our subsidiaries. If that were to happen, absent substantive consolidation with such counterparty, we (or our subsidiary, as applicable) would become a general unsecured creditor of such contract counterparty in the Chapter 11 cases with respect to any damages arising from the rejection and any termination payment payable to us or our subsidiary as a result of termination or rejection of the contract or lease. Moreover, if these agreements cannot be replaced with substantially similar agreements, we would lose a significant portion of our revenues and provider of operating services going forward and; therefore, we would be unable to make payments when due on our debt.
     We and/or one or more of our subsidiaries could be substantively consolidated with Calpine or one or more of the other Debtors in connection with the Chapter 11 filings by Calpine and such other Debtors.
     There is a risk that an interested party in connection with the Chapter 11 cases of Calpine and its affiliates might request that the Bankruptcy Court have our assets and liabilities or those of one or more of our subsidiaries substantively consolidated with the assets and liabilities of Calpine or another Debtor in the Chapter 11 cases. While it has not been requested to date, we cannot assure you that substantive consolidation will not be requested in the future, or that the Bankruptcy Court would not order it. If litigation over substantive consolidation occurs, or if substantive consolidation is ordered, our ability to make payments required with respect to our unsecured debt, or our secured debt to the extent that the claims of holders of our secured debt are disallowed or such debt is undersecured, could be adversely affected. For example, if we are substantively consolidated in the Chapter 11 cases with Calpine or one or more of the other Debtors, the rights of our unsecured debt holders may be diminished or diluted if we are consolidated with one or more entities that have a higher amount of unsecured priority claims or other unsecured claims relative to the value of their assets available to pay such claims (after payment of or provision for allowed secured claims) than we do.

     As a result of our and Calpine’s impaired credit status due to our respective Chapter 11 filings and earlier credit ratings downgrades, our operations may be restricted and our liquidity requirements increased.
     As a result of the Chapter 11 filings by us, Calpine and the other Debtors, and due to our and Calpine’s prior credit ratings downgrades, our credit status has been impaired. Such impairment has had a negative impact on our liquidity by increasing the amount of collateral required by our trading counterparties and potentially reducing attractive financing opportunities for us. In addition, fewer trading counterparties are currently able to do business with us or CES, which reduces the ability to negotiate more favorable terms with them. We expect that our perceived creditworthiness will continue to be impaired throughout the pendency of our Chapter 11 cases, and we can make no assurances that our credit ratings will improve in the future. Our impaired credit has resulted in the requirement that we provide additional collateral, letters of credit or cash for credit support obligations, and has increased our cost of capital, made our efforts to raise capital more difficult and had an adverse impact on our subsidiaries’ and our business, financial condition and results of operations.
     In particular, in light of our Chapter 11 filings and our current credit ratings, many of our customers and counterparties are requiring that our and our subsidiaries’ obligations be secured by letters of credit or cash. Banks issuing letters of credit for our or our subsidiaries’ accounts are similarly requiring that the reimbursement obligations be cash-collateralized. In a typical commodities transaction, the amount of security that must be posted can change daily depending on the mark-to-market value of the transaction. These letter of credit and cash collateral requirements increase our cost of doing business and could have an adverse impact on our overall liquidity, particularly if there were a call for a large amount of additional cash or letter of credit collateral due to an unexpectedly large movement in the market price of a commodity. We have the ability to post letters of credit under the Revolving Credit Facility and, at December 31, 2005 we had approximately $158.3 million in letters of credit outstanding thereunder to support fuel purchases and other operational activities. At December 31, 2005, $40.8 million was drawn under the Revolving Credit Facility on outstanding letters of credit by third parties to pay for November gas. In addition, Calpine may use up to $300 million of the revolving credit facility under the DIP Facility for letters of credit, however, there can be no assurance that such amounts will be sufficient for all of Calpine’s requirements; moreover, Calpine has no obligation to utilize such capacity under the DIP Facility to post letters of credit for our benefit. Accordingly, there can be no assurance that we will be able to provide required credit support either in the form of cash collateral or letters of credit.
     We are subject to additional risks and uncertainties associated with revisions to the Bankruptcy Code that took effect in October 2005.
     President Bush signed the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 on April 20, 2005. Revisions to the Bankruptcy Code contained in that Act generally became effective 180 days thereafter, in October 2005, and were in effect at the time we filed our Chapter 11 petitions on December 20, 2005. These revisions to the Bankruptcy Code present additional potential risks and uncertainties associated with our Chapter 11 cases. Some of the revisions may make it more difficult for us to enforce or obtain certain rights and remedies in Bankruptcy Court, such as with respect to the rejection of certain executory contracts or unexpired real property leases. The revisions also may shorten the time frames in which we must take certain actions, including determining whether to assume or reject unexpired real property leases and filing and seeking confirmation of a plan of reorganization. In addition, the revisions may limit or prevent Calpine’s ability to implement a retention program or take other measures intended to motivate key employees to remain with Calpine – which employees also act as our officers and directors or provide services to us pursuant to our various affiliate agreements – during the pendency of the Chapter 11 cases. It may make it more difficult to predict or anticipate a particular outcome because the revisions are new and have not been tested in a case as large or as complex as ours, and so could have unanticipated consequences for us or our creditors.
     Accordingly, as a result of the recent Bankruptcy Code revisions, we are subject to additional risks and uncertainty in our Chapter 11 cases, which we cannot fully predict or quantify at this time.
     Our emergence from Chapter 11 is not assured.
     Our plan of reorganization has not yet been formulated or submitted to the Bankruptcy Court. While we expect to emerge from Chapter 11 in the future, there can be no assurance that we will successfully reorganize or, if we do, of the timing.

Risks Relating to our Indebtedness and Limited Capital Resources
     Our future financial results may be volatile and may not reflect historical trends.
     While our Chapter 11 cases are pending, we expect our financial results to continue to be volatile and the possibility remains for asset impairments, restructuring activities (which may include asset dispositions), contract terminations and rejections, and claims assessments, which may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance post-emergence. In addition, upon emergence from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to our plan of reorganization. In addition, as part of our emergence from Chapter 11, we may be required to adopt fresh start accounting upon emergence from Chapter 11 in a future period. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. In addition, if fresh start accounting is required, the financial results of the Company after the application of fresh start accounting may be different than historical trends. See Note 3 of the Notes to Consolidated Financial Statements for further information on our accounting until we emerge from Chapter 11.
     To service our indebtedness and other potential liquidity requirements we will require a significant amount of cash.
     We have substantial indebtedness that we incurred to finance the acquisition and development of power generation facilities. As of December 31, 2005, our total consolidated funded debt was $2.4 billion, our total consolidated assets were $5.4 billion and our stockholders’ equity was $2.7 billion. Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to industry conditions, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not be able to generate sufficient cash to meet all of our commitments.
     Whether we will be able to meet our debt service obligations during the pendency of our Chapter 11 cases, and whether we will be able to successfully reorganize and emerge from Chapter 11 as part of Calpine’s reorganization will depend primarily upon the operational performance of our power generation facilities, the ability of other parties, including Calpine and its affiliates, to continue to perform under their agreements with us (and in particular, the ability of CES to continue to perform under the Fixed Price and Index Based Agreements), movements in electric and natural gas prices over time, Calpine’s ability and plan to successfully implement an overall business plan, including a reorganization program for CalGen, and our ability to consummate a plan of reorganization with Calpine, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     Our high level of indebtedness has important consequences, including:
•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy, or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation; and

•	limiting our ability or increasing the costs to refinance indebtedness
     As described above under “— Risks Related to Bankruptcy,” Calpine and many of its subsidiaries, including CES, COSCI and CASCI, have filed for protection under Chapter 11 of the Bankruptcy Code. As a result, they may be unable to continue to perform under their agreements with us, or may seek to reject those agreements in connection with their Chapter 11 cases. Although to date we have had sufficient cash to continue to operate our business, to make interest and other payments when due on the Notes, Term Loans and our other debt, to the extent required, there can be no assurance that CES, COSCI, CASCI, Calpine or our other affiliates with agreements with us with continue to perform under, or will not seek to reject, such agreements. In either event, unless we were able to replace such agreements on similar terms, we may be unable to make payments on our debt. In addition, our affiliates and other contract counterparties are subject to many economic, political, competitive, regulatory and other factors that are beyond our control. See “— Risks Relating to Our Business,” “Risks Relating to the Facilities” and “Risks Relating to Our Affiliate Transactions.”
     Moreover, as described below, we and our subsidiaries are guarantors under the DIP Facility, and are subject to the terms thereof.

     The DIP Facility imposes significant operating and financial restrictions on us; any failure to comply with these restrictions could have a material adverse effect on our liquidity and our operations.
     As guarantors under the DIP Facility, we are subject to certain operating and financial restrictions. These restrictions could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs and could result in an event of default under the DIP Facility. These restrictions limit or prohibit our ability, subject to certain exceptions to, among other things:
•	incur additional indebtedness and issue stock;

•	make prepayments on or purchase indebtedness in whole or in part;

•	pay dividends and other distributions with respect to our capital stock or repurchase our capital stock or make other restricted payments;

•	use amounts borrowed under the DIP Facility to make loans or payments to non Debtors;

•	make certain investments;

•	enter into transactions with affiliates on other than arms-length terms;

•	create or incur liens to secure debt;

•	consolidate or merge with another entity, or allow one of our subsidiaries to do so;

•	lease, transfer or sell assets and use proceeds of permitted asset leases, transfers or sales;

•	incur dividend or other payment restrictions affecting certain subsidiaries;

•	make capital expenditures beyond specified limits;

•	engage in certain business activities; and

•	acquire facilities or other businesses.
     The DIP Facility contains events of default customary for DIP financings of this type, including cross defaults and certain change of control events. If we fail to comply with the covenants in the DIP Facility and are unable to obtain a waiver or amendment or a default exists and is continuing under the DIP Facility, the lenders could declare outstanding borrowings and other obligations under the DIP Facility immediately due and payable.
     Our ability to comply with these covenants may be affected by events beyond our control, and could require us, or Calpine, to seek waivers or amendments of covenants or alternative sources of financing or to reduce expenditures. We cannot assure you that such waivers, amendments or alternative financing could be obtained, or if obtained, would be on terms acceptable to us. If we or Calpine are unable to comply with the terms of the DIP Facility, or if we or Calpine fail to generate sufficient cash flow from operations, or, if it became necessary, to obtain such waivers, amendments or alternative financing, it could adversely impact the timing of, and our ultimate ability to successfully implement our plan of reorganization.
     We have substantial liquidity needs and face significant liquidity pressure.
     We continue to have substantial liquidity needs in the operation of our business and face significant liquidity challenges. Because of our low credit ratings and our obligations as guarantors (and the restrictions against additional borrowing) under the DIP Facility, we believe we may not be able to obtain any material amount of additional debt financing during our Chapter 11 cases. At December 31, 2005, our cash and cash equivalents were $143.5 million.

     As a result of our Chapter 11 filings and the other matters described herein, including the uncertainties related to the fact that we have not yet had time to complete and have approved a plan of reorganization, there is substantial doubt about our ability to continue as a going concern. Our liquidity and our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process, including the restructuring of Calpine and the other Debtors; (iv) our ability to comply with our debt agreements, including the DIP Facility, and the adequate assurance provisions of the Cash Collateral Order; (v) the ability of Calpine to continue to meet the DIP Facility requirements; and (vi) our ability to achieve profitability following a restructuring. Additionally, because of our significant relationships with Calpine, CES and COSCI, we are also dependent upon those entities to continue to operate as a going concern. There can be no assurance that we, Calpine or the other Debtors will be able to do any or all of the foregoing.
     We may not have sufficient cash to service our indebtedness and other liquidity requirements.
     Our ability to successfully consummate a plan of reorganization and to make payments on our debt will depend, in part, on our ability to generate cash in the future. However, our ability to meet our cash and liquidity needs, and ultimately to implement a plan of reorganization, will depend on our being able to achieve our budgeted operating results. We anticipate certain of our assets may be sold, and that our expenses may otherwise be reduced through programs announced by Calpine, including Calpine’s anticipated staff reductions, which we expect will reduce our O&M, maintenance and administrative service expenses, but there can be no assurance that any such asset sales or expense reductions will occur. In addition, our performance could be impacted to some degree by a number of factors, including general economic and capital market conditions; conditions in energy markets; regulatory approvals and developments; limitations imposed by our existing agreements; and other factors, many of which are beyond our control.
     The recourse of holders of our debt is limited to the assets and cash flow of us and the guarantors.
     The Notes, Term Loans and obligations under the Revolving Credit Facility, and the guarantees thereof, are non-recourse secured obligations of CalGen and the guarantors. As non-recourse obligations, the only remedy available to holders of such debt will be to enforce their rights under the security documents in respect of the collateral securing such debt and the guarantees thereof. Accordingly, any remedy of the holders of such debt will be limited to the value of the collateral and such holders will have no claim against CalGen or the guarantors for any difference between amounts due under the such debt and amounts recovered in respect of the collateral.
     We may not be able to generate sufficient cash flow to service our debt or meet unanticipated capital needs.
     We may not be able to generate sufficient cash flow to service our debt when due or to meet unanticipated capital needs. We plan to service interest payments on our debt with cash from operations. Our cash from operations, however, may not be sufficient to make such payments and is not expected to be sufficient to repay the principal of the Notes, our Term Loans and our Revolving Credit Facility when due. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Our ability to generate cash flow to satisfy our obligations will depend on our future operating performance and upon the ability of other parties, including certain of our affiliates (including CES and Calpine, both of which are Debtors), to perform their obligations under contracts with us. These entities are subject to many economic, political, competitive, regulatory and other factors that are beyond our control. See “Risks Relating to Bankruptcy,” “Risks Relating to Our Business,” “Risks Relating to the Facilities” and “Risks Relating to Our Affiliate Transactions” for a description of risks related to those matters. If cash from operations and amounts, if any, available under our Working Capital Facility are not sufficient to satisfy our obligations, we may need to refinance the Notes, our Term Loans or any other debt, sell selected assets or reduce or delay capital expenditures. Any such financing, refinancing or sale of assets might not be available on economically favorable terms, if at all.
     In addition, there can be no assurance that CalGen Holdings or Calpine will be able to make loans to us under the Working Capital Facility, particularly in light of their Chapter 11 filings, or that we could obtain similar support from other parties on equally favorable terms. Moreover, CalGen Holdings has no source of funds with which to make loans to us if required to do so under the Working Capital Facility other than pursuant to the Calpine guarantee and the cash flow from us. As a result of its Chapter 11 filings, Calpine is unlikely to be able to provide such funds pursuant to its guarantee at least while the Chapter 11 cases are pending and possibly thereafter. We do not expect that CalGen Holdings will retain any distributions it receives from our cash flow but rather that it would make a distribution of any such funds to its parent entities. Moreover, as a result of our Chapter 11 filings, CalGen Holdings is entitled to terminate the Working Capital Facility. Accordingly, there can be no assurance that CalGen Holdings or Calpine will be able – or will be required – to perform its obligations under the Working Capital Facility. With respect to our debt obligations, generally, although the maturity of all debt outstanding under the relevant debt instruments may have been accelerated due to the filing of our Chapter 11 cases, we believe that the rights of the holders of such debt to enforce such payment obligations are stayed as a result of the Chapter 11 filings and subject to our Chapter 11 cases.
     We may not be able to refinance the Notes, our Term Loans and our Revolving Credit Facility when they become due.
     The Notes, our Term Loans and our Revolving Credit Facility have varying maturity dates. To the extent that such indebtedness is not discharged in our Chapter 11 cases, we may not be able to refinance any remaining outstanding Notes or Term Loans, or our Revolving Credit Facility, at maturity because of a variety of factors, including changes in our financial condition or changes in the financial condition of Calpine or its other affiliates including as a result of our Chapter 11 filings and the Chapter 11 filings of the other Debtors, or changes in the capital markets or in the power generation markets. If we are unable to refinance any remaining outstanding Notes or Term Loans, or our Revolving Credit Facility, we may be unable to pay the principal of and interest on the Notes, Term Loans or borrowings under the Revolving Credit Facility and the holders of the Notes and the lenders under our Term Loans and Revolving Credit Facility may have to attempt to obtain such payment through foreclosure on any remaining collateral.
     The Index Hedge provides limited protection against adverse changes in gas and electricity prices as measured by defined market indices.
     In March 2004, we entered into a three-year Index Hedge with MSCG under which MSCG is required to make semi-annual payments to us equal to the amount, if any, that the “Aggregate Spark Spread Amount” calculated under the Index Hedge (which approximates the “aggregate Spark Spread Amount” calculated under the Index Based Agreement) in each six-month period during the term of the Index Hedge falls below $50.0 million. The Index Hedge provides us with limited protection against the risk of changes in the prices of gas and electricity, but does not provide us with protection against other risks that could cause our revenue to be insufficient to make payments of principal of and interest on the Notes or Term Loans. For example, if our actual operating and maintenance expenses are higher than expected or the facilities do not operate properly, any payments to us under the Index Hedge, which only reflect market indices for gas and electricity and not specific issues or costs at the facilities, may not be sufficient to cover any cash-flow shortfalls that we may have as a result. Moreover, the Index Hedge is in place only until April 1, 2007, after which time there is no protection against adverse changes in the prices of gas and electricity other than our Fixed Price Agreement with CES, which is a Debtor, and our ability to borrow funds under the Working Capital Facility with CalGen Holdings and guaranteed by Calpine, both of which are Debtors and so may be unable to perform thereunder. In addition, the Index Hedge does not protect us against adverse consequences that might arise from changes in interest rates. The value of the Index Hedge is also dependent upon performance by MSCG, and, if MSCG fails to perform, on Morgan Stanley pursuant to its guarantee of MSCG’s payment obligations under the Index Hedge. We cannot assure you that MSCG and Morgan Stanley will be able to make payments on the Index Hedge. If MSCG and Morgan Stanley fail to make payments required under the Index Hedge, we may not have sufficient revenue to make payments on the Notes, Term Loans or our other indebtedness.
     We may be unable to secure additional financing in the future.
     The indentures governing the Notes, our Term Loan facilities and our Revolving Credit Facility significantly restrict our ability to incur additional indebtedness. To the extent that such debt remains outstanding following our emergence from Chapter 11, it may continue to restrict our ability to incur indebtedness, and there can be no assurance that we will be able to secure additional financing in the future. Our ability to arrange financing and the cost of the financing are dependent upon numerous factors, including our financial condition, and the financial condition of Calpine and the other Debtors, after we emerge from Chapter 11, as well as other general economic and capital market conditions. Our ability to obtain financing (including any extension or refinancing) or raise additional capital is also subject to contractual and other restrictions applicable to Calpine and its subsidiaries, including restrictions imposed by Calpine’s indentures and credit agreements, including the DIP Facility. If we are unable to obtain the working capital we need, whether from operations, our credit facilities, or other financing sources, our operations could suffer and we may not be able to make payments on the Notes and Term Loans or our other indebtedness.
     In addition, our Revolving Credit Facility and our Term Loan facilities require us to comply with various affirmative and negative covenants, in addition to placing restrictions on our ability to incur debt. They also require us to maintain certain financial covenants, including minimum interest coverage and maximum priority lien debt to KW ratios. We may not be able to access our Revolving Credit Facility if we are not in compliance with such covenants. Our Revolving Credit Facility has a term of three years, which is prior to the maturity dates of the Notes. If we are not able to refinance this facility, we may not have ready access to sufficient sources of working capital.
     While CalGen Holdings has agreed to make certain loans under our Working Capital Facility, these loans are available for very limited purposes and not, as a general matter, to pay principal, premium, if any, or interest (including special interest) on the Notes,

Term Loans or borrowings under the Revolving Credit Facility. In addition, our failure to be in material compliance with our covenants under our Working Capital Facility, including as a result of our bankruptcy, liquidation, dissolution, reorganization or similar proceeding (such as our Chapter 11 filings), would allow CalGen Holdings to terminate that facility and accelerate any amounts outstanding thereunder. If CalGen Holdings were to take either of those actions, it could materially adversely affect our liquidity. See “Risks Relating to Our Affiliate Transactions.”
     Holders of our secured debt have only an indirect claim on the assets of our subsidiary that owns the Goldendale facility by means of pledges of the equity interests of such subsidiary’s ultimate parent entities.
     While holders of the Notes and Term Loans and creditors under our Revolving Credit Facility have an indirect claim on the Goldendale facility’s assets by means of the pledge by CalGen Holdings of its membership interest in us and our pledge of our membership interest in CalGen Expansion Company, LLC, creditors of our subsidiary that owns the Goldendale facility (including trade creditors) would be entitled to payment from the assets of Goldendale facility before those assets could be distributed to us. Our subsidiary that owns the Goldendale facility is not a guarantor of our debt and its assets will not be part of the collateral securing the Notes, the Term Loans or the Revolving Credit Facility. Therefore, the Notes, Term Loans and Revolving Credit Facility are effectively subordinated to the prior payment of debts and other liabilities (including trade payables) of the subsidiary owning the Goldendale facility. As of December 31, 2005, our subsidiary that owns the Goldendale facility (our only non-guarantor subsidiary) accounted for approximately 1.7% of our total assets and for the year ended December 31, 2005 contributed revenue of $77.1 million. The Goldendale facility accounts for approximately 2.8% of our aggregate estimated peak capacity.
     The liens on the collateral securing our debt may be subject to liens held by others. On an event of default, the proceeds from any realization of the collateral may not be sufficient to repay our debt.
     Our first priority Notes are secured equally and ratably with our first priority Term Loans and our Revolving Credit Facility. These liens are junior in priority to permitted prior liens, including future obligations that, under the instruments governing our debt, including the Note indentures and the Term Loan facilities, may be secured by prior liens on portions of the collateral. Our second priority Notes are secured equally and ratably with our second priority Term Loans. The liens securing our second priority Notes and second priority Term Loans are junior in priority to the liens securing our first priority Notes, our first priority Term Loans and our Revolving Credit Facility, as well as permitted prior liens. Our third priority floating rate Notes and our third priority fixed rate Notes are secured equally and ratably with one another. The liens securing our third priority floating rate Notes and our third priority fixed rate Notes are junior in priority to the liens securing our first and second priority Notes, our first and second priority Term Loans, and our Revolving Credit Facility, as well as permitted prior liens.
     Creditors with prior liens will be entitled to receive proceeds from any realization of the collateral to repay their obligations in full in cash before creditors with liens ranking junior in priority will be entitled to any recovery from such collateral. Further, any proceeds from any realization of the collateral that remain after creditors with prior liens are paid will need to be shared with any creditors with liens on such collateral ranking equally. We can make no assurance that the proceeds from the sale of the collateral would be sufficient to satisfy in full all obligations secured by liens on such collateral.
     We are permitted to incur obligations to expand the facilities or to secure third party power supply agreements in certain circumstances, and we may secure such obligations with priority liens on the assets financed by or that support such obligations.
     The indentures governing the Notes, the Term Loan facilities and the Revolving Credit Facility permit, subject to certain conditions, the incurrence of additional obligations to finance the expansion of our facilities. We may secure such indebtedness with liens on the assets financed by such obligations and those liens would have priority over the liens securing the Notes , Term Loan and Revolving Credit Facility with respect to those assets. The lenders under such obligations would be entitled to receive proceeds from any realization of the expansion assets to repay the obligations before the holders of the Notes, Term Loan lenders, Revolving Credit Facility lenders and other holders of parity lien debt would be entitled to any recovery. The proceeds from the sale of such assets may not be sufficient to satisfy in full all obligations secured by priority liens on such assets. In addition, we may in the future grant liens having priority over the liens securing the Notes, Term Loans and other debt to the counterparties under third party power purchase agreements to secure such parties’ rights in the event of our default under such agreements.
     Our secured creditors’ interest in their collateral may be adversely affected by the failure to record and/or perfect security interests in certain collateral.
     The security interests in the collateral securing the Notes, Term Loans and Revolving Credit Facility include a pledge of certain equity interests and assets, whether now owned or acquired or arising in the future. Applicable law requires that certain property and rights acquired after the grant of a general security interest can only be perfected at the time such property and rights are acquired and identified. As a result, and even though it may constitute an event of default under the instruments governing such debt, a third party creditor of us or our subsidiaries could gain priority over the lien of one or more of the mortgages through the recordation of an intervening lien or liens. Although the instruments governing such debt will contain customary further assurances covenants, none of the trustee, the administrative agents and the collateral agent with respect to such debt will monitor the future acquisition of property and rights that constitute collateral, or take any action to perfect the security interest in such acquired collateral.
     The lien ranking and voting provisions set forth in the collateral trust agreement and the instruments governing our secured debt may limit the rights of the holders of such debt with respect to the collateral securing their debt.
     The rights of the holders of our secured debt with respect to the collateral securing such debt may be limited pursuant to the lien ranking and voting provisions set forth in the instruments governing their debt and the collateral trust agreement. Under those provisions, (i) approvals of amendments to the security documents will generally require only the consent of the holders of a majority of our first priority Notes, our first priority Term Loans, the unfunded commitments and outstanding loans under our Revolving Credit Facility, and any other first priority secured lien debt, voting as a class, and (ii) releases of any collateral from the liens created by the security documents (other than as expressly permitted in the applicable agreement) will generally require the consent of all the holders of the Notes and Term Loans, as well as the consent of the requisite percentage of the holders of the lenders under our Revolving Credit Facility (and any other debt permitted to be secured by the collateral) under the applicable agreement, voting as separate classes. Actions to commence enforcement proceedings against the collateral held by the collateral agent, and the conduct of such proceedings, will be controlled by the holders of more than 50.0% of the aggregate outstanding principal amount of our first priority Term Loans, our first priority Notes, any borrowings under our Revolving Credit Facility, any future first priority secured lien debt (and, in some cases, our second priority Term Loans, second priority Notes and any future second priority secured lien debt) that is then due and payable at the time of such action, voting together as a single class. The holders of the Notes or our Term Loans not having a right to vote on such matters will not be able to control or direct the exercise of remedies against the collateral, even if the rights of those holders are adversely affected. The lenders under our Revolving Credit Facility and the holders of each tranch of our Term Loans and each tranch of our Notes may have interests that are different from one another.
     The collateral trust agreement provides that in the event of an insolvency or liquidation proceeding, holders of the first priority Notes and the lenders under the first priority Term Loans have the ability to approve debtor-in-possession financings secured by a lien senior to or on parity with their first priority liens without the consent of the holders of the second priority Notes, second priority Term Loans or the third priority Notes. Moreover, in the event of an insolvency or liquidation proceeding after the indebtedness under the first priority Notes and first priority Term Loans has been discharged or repaid, the holders of the second priority Notes and the lenders under the second priority Term Loans would be permitted to approve debtor-in-possession financings secured by a lien senior to or on parity with their second priority liens without the consent of the holders of the third priority Notes. The DIP Facility lenders were granted liens over all of the assets of the CalGen Debtors, who are guarantors of Calpine’s obligations under the DIP Facility. However, in accordance with the Cash Collateral Order, liens in favor of the DIP Facility lenders rank junior to the liens granted in favor of the holders of the first, second and third priority Notes and Term Loans.
     Our ability to make distributions to our equity holders or similar payments is subject to limited restrictions, and excess cash may be released in the form of intercompany loans.
     We can make unlimited distributions to our equity holders, payments on our subordinated debt and similar payments from excess cash flow so long as no event of default or inchoate default with respect to the Notes or Term Loans or our Revolving Credit Facility has occurred and is continuing or would result from such payments, and all amounts then due under the Working Capital Facility have been paid in full. Because of the event of default related to our Chapter 11 cases, we are unable to make distributions to our equity holders, payments on our subordinated debt and similar payments from excess cash flow while such event of default continues. It is possible we will be unable to make a distribution to our equity holders until we emerge from Chapter 11. However, during the pendency of our Chapter 11 cases, in lieu of distributions we are permitted under the terms of the Cash Collateral Order to make transfers from our excess cash flow in the form of loans to other Debtors notwithstanding the existence of any default or event of default related to our Chapter 11 cases. Accordingly, it is likely that we will not retain any excess cash but will loan it to Calpine or other of our Debtor affiliates. It is possible we could make a loan or a distribution and then experience a significant downturn in revenues, resulting in us being unable to make payments on the Notes, Term Loans or Revolving Credit Facility.
     The agreements governing our indebtedness, as well as indebtedness of our affiliates, impose restrictions on our business.
     The indentures governing the Notes and the agreements governing our Term Loans and our Revolving Credit Facility contain covenants imposing financial and operating restrictions on our business. In addition, we are subject to restrictions contained in agreements governing the indebtedness of Calpine, including the DIP Facility under which we are guarantors (see “— The DIP Facility imposes significant operating and financial restrictions on us; any failure to comply with these restrictions could have a material adverse effect on our liquidity and our operations” above). These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. These restrictions limit our ability to, among other things:

•	incur indebtedness;

•	make certain investments;

•	create liens;

•	agree to payment restrictions affecting the subsidiary guarantors;

•	consolidate or merge;

•	sell or otherwise transfer or dispose of assets, including equity interests in our subsidiaries;

•	enter into transactions with our affiliates; and

•	use the proceeds of permitted sales of our assets.
     Subject to certain limitations, the terms of the instruments governing our Notes and Term Loans require us to make an offer to repurchase the Notes and Term Loans with the proceeds of a sale of our assets. However, as a result of our Chapter 11 filings, the use of the proceeds of an asset sale would be subject to the orders of the Bankruptcy Court. It is possible that, in accordance with such orders, we will not be required to make an offer to repurchase Notes or Term Loans or otherwise apply the proceeds in accordance with the instruments governing the Notes and Term Loans and, if the proceeds are not so applied, may be permitted to loan such proceeds to other Debtors in accordance with applicable Bankruptcy Court orders.
     A court could cancel the guarantees of the Notes, Term Loans and Revolving Credit Facility by our subsidiaries under fraudulent transfer law.
     Each of our subsidiaries (other than CalGen Finance and our subsidiary that owns the Goldendale facility) guarantees the Notes, Term Loans and Revolving Credit Facility, and each subsidiary guarantor has granted a security interest in substantially all of its assets to secure its guarantee. Although the guarantees provide holders of our debt with a direct claim against the assets of the subsidiary guarantors, under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, in certain circumstances a court could cancel a guarantee and order the return of any payments made thereunder to the subsidiary guarantor or to a fund for the benefit of its creditors.
     A court might take these actions if it found, among other things, that when the subsidiary guarantor incurred the debt evidenced by its guarantee (i) it received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee and (ii) any one of the following conditions was satisfied:
•	the subsidiary guarantor was insolvent or was rendered insolvent by reason of the incurrence;

•	the subsidiary guarantor was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or

•	the subsidiary guarantor intended to incur, or believed (or reasonably should have believed) that it would incur, debts beyond its ability to pay as those debts matured.
     In applying the above factors, a court would likely find that a subsidiary guarantor did not receive fair consideration or reasonably equivalent value for its guarantee, except to the extent that it benefited directly or indirectly from the issuance of the debt. The determination of whether a subsidiary guarantor was or was rendered “insolvent” when it entered into its guarantee will vary depending on the law of the jurisdiction being applied. Generally, an entity would be considered insolvent if the sum of its debts (including contingent or unliquidated debts) is greater than the fair market value of its assets, if the present fair salable value of its assets is less than the amount that will be required to pay its probable liability on its existing debts, including contingent or unliquidated debts, as they become absolute and matured or if it is unable to pay its debts.
     If a court canceled a subsidiary guarantor’s guarantee, holders of the debt that had been subject to the guarantee would no longer have a claim against that subsidiary guarantor or its assets. Our assets and the assets of the remaining subsidiary guarantors may not be sufficient to pay amounts then due under such debt.
     The collateral may not be valuable enough to satisfy all of the obligations secured by the collateral.
     The value of the collateral securing our debt will depend, in the event of a liquidation, upon market and economic conditions, the availability of buyers and similar factors. No independent appraisals of any of the collateral have been prepared by or on behalf of us in connection with the issuance of our debt or otherwise. Accordingly, we can make no assurance that the proceeds of any sale of the collateral following an acceleration of maturity with respect to our debt would be sufficient to satisfy, or would not be substantially less than, amounts due thereon.
     It may be difficult to realize the value of the collateral pledged to secure our debt.
     Our obligations under our secured debt and any guarantees thereof are secured only by their respective interests in the pledged collateral. The ability of the holders of any of our secured debt to foreclose on the collateral pledged to secured such debt may be subject to perfection, the consent of third parties, prior approval by FERC, priority issues and practical problems associated with the realization of the security interest in the collateral, including foreclosing on the collateral within the time periods permitted by third parties. We can make no assurance that the consents of any third parties and approvals by governmental entities will be given when required to facilitate a foreclosure on such assets. Accordingly, holders of secured debt may not have the ability to foreclose upon the facilities or assume or transfer the right to operate the facilities. We can make no assurance that foreclosure on the collateral will be sufficient to acquire all facility assets necessary for operations or to make all payments on the secured debt.
     In addition, our business requires numerous federal, state and local permits. Continued operation of those facilities that are the collateral for the secured debt depends on the maintenance of such permits. Our business is subject to substantial regulations and permitting requirements and may be adversely affected if we are unable to comply with existing regulations or requirements or changes in applicable regulations or requirements. In the event of foreclosure, the transfer of such permits may require us to incur significant cost and expense. Further, we can make no assurance that the applicable governmental authorities will consent to the transfer of all such permits. If the regulatory approvals required for such transfers are not obtained or are delayed, the foreclosure may be delayed, a temporary shutdown of operations may result and the value of the collateral may be significantly decreased.
     We have only obtained limited title insurance on the real property and the improvements thereon that secure our obligations.
     We have secured our obligations under the Notes, Term Loans and Revolving Credit Facility by the pledge of certain of our real property and the improvements thereon. However, we have only obtained $50 million of title insurance per facility. While we believe that this will be adequate to address typical title problems, there can be no assurance that it will be sufficient in all cases or that we could replace such real property and improvements with collateral of equal value.
     State law may limit the ability of holders of our secured debt to foreclose on real property and improvements included in their collateral.
     The Notes, Term Loans and Revolving Credit Facility are secured by, among other things, liens on real property and improvements located in California, Texas, Alabama, Oklahoma, Illinois, South Carolina and Louisiana. The laws of those states may limit the ability of holders of such secured debt to foreclose on the real property collateral located in those states. Under the law of those states, there are limitations imposed with respect to debt that is secured by real property. These limitations in those states may include in those states procedural requirements for foreclosure that generally require a greater period of time than the requirements for foreclosure of personal property, rights of the debtor to reinstate defaulted debt (even if it has been accelerated) before the foreclosure date by paying the past due amounts, a right of redemption after foreclosure and limitations on the right to recover a deficiency following a foreclosure.
     The holders of such debt also may be limited in their ability to enforce a breach of the “no liens” covenant. Some decisions of the California and certain other state courts have placed limits on a lender’s ability to accelerate debt as a result of a breach of this type of a covenant. Under these decisions, a lender seeking to accelerate debt secured by real property upon breach of covenants prohibiting the creation of certain junior liens or leasehold estates may need to demonstrate that enforcement is reasonably necessary to protect against impairment of the lender’s security or to protect against an increased risk of default. Although the foregoing court decisions may have been preempted, at least in part, by certain federal laws, the scope of such preemption, if any, is uncertain. Accordingly, a court could prevent the holders of such debt from declaring a default and accelerating the maturing of such debt by reason of a breach of this covenant, which could have a material adverse effect on the ability of holders to enforce the covenant.
     We may be unable to repurchase the Notes and repay the Term Loans upon a change of control.
     Upon the occurrence of specific change of control events, we will be required to offer to repurchase the Notes and to repay the Term Loans at 101% of the principal amount thereof then outstanding, plus accrued and unpaid interest thereon (including special interest, if any) to the date of repurchase. In addition, a change of control would result in an event of default under the Revolving Credit Facility. As a result, if a change of control were to occur today, under our existing debt containing a change in control provision requiring us to repurchase, or causing a default under, such debt, we could be required to repay up to an aggregate principal amount of approximately $2.4 billion plus the applicable premium and accrued and unpaid interest thereon. It is possible that our Chapter 11 restructuring, or the Chapter 11 restructuring of Calpine or any of our other direct or indirect parent companies, will result in a change of control. However, it is possible that notwithstanding the occurrence of a change of control, we will not be required to make an offer to repurchase our Notes or Term Loans in connection with a change of control related to our, or another Debtor’s, Chapter 11 restructuring or that otherwise occurs while we are in Chapter 11.
     Any of our future debt agreements may contain similar provisions. Our ability to pay cash to the holders of our debt in connection with a change of control repurchase will be limited by our then existing financial resources. In addition, upon a change of control, the lenders under our Term Loan facilities are entitled to have their indebtedness repaid prior to the repurchase of the Notes. Accordingly, even if we have sufficient funds at the time of a change of control to repay the Term Loans, it is possible that we will not have sufficient funds at the time of a change of control to make the required repurchase of Notes. Moreover, a future credit facility or other future debt agreements may limit our ability to purchase the Notes or Term Loans until all debt under such credit facility or other debt agreements is paid in full. Accordingly, it is possible that such restrictions would not allow these repurchases. If we fail to repurchase any Notes or Term Loans that we offer to repurchase upon a change of control, it would constitute an event of default under the Notes or Term Loans, respectively, either of which events of default would, in turn, constitute an event of default under our other debt, even if the change of control itself would not cause a default.
     Holders of Notes who hold via beneficial interests in global notes may be unable to transfer or pledge such interests if physical delivery is required by applicable law.
     Holders take their interests in the Notes through owning beneficial interests in global notes. The laws of some jurisdictions may require that holders take physical delivery of Notes in definitive form. Accordingly, the ability to transfer beneficial interests in a global note to these persons may be limited. Also, because The Depository Trust Company can only act on behalf of indirect participants and specific banks, the ability of a person having a beneficial interest in a global note to pledge that interest to persons or entities that do not participate in The Depository Trust Company system, or otherwise take actions in respect of that interest, may be affected by the lack of a physical certificate representing that interest.
     Our indebtedness, substantially all of which, contains floating rate interest provisions, could adversely affect our financial health and prevent us from fulfilling our obligations under our debt.
     We have a significant amount of indebtedness. The amount of debt outstanding as of December 31, 2005 was approximately $2.4 billion. Our ratio of earnings to fixed charges for the year ended December 31, 2005 was below (1.0). Our substantial debt could have material adverse consequences, including:
•	severely limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements or other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring a substantial portion of our cash flow from operations to be used for debt payments and reducing our ability to use cash flow to fund working capital, capital expenditures and other general corporate purposes.
     Substantially all of our indebtedness contains floating rate interest provisions, which we continue to pay on a current basis during our Chapter 11 cases. Interest on such obligations could rise to levels in excess of the cash available to us from operations. If we are unable to satisfy our obligations under the Notes, Term Loans or Revolving Credit Facility during the pendency of our Chapter 11 proceeding, it could result in all of such debt becoming immediately due and payable, to the extent it is not already accelerated as a result of our Chapter 11 filings. In addition, our inability to satisfy such obligations could result in our lenders seeking relief from the automatic stay in order to foreclose on the assets securing such debt or requesting other forms of relief such as adequate protection payments (to the extent that the underlying assets are losing value).
     The prices of our debt securities are volatile and, in connection with our reorganization, holders of our securities or other debt may receive no payment, or payment that is less than the face value or purchase price thereof.
     Prices for our debt securities are volatile and have generally been substantially below par following our Chapter 11 filings. In addition, none of our securities are listed on an exchange. Accordingly, trading in our debt securities may be limited and holders of such securities may not be able to resell their securities for their purchase price or at all. We can make no assurance that the price of our securities will not fluctuate substantially in the future.

     It is possible that, in connection with our reorganization, our obligations to holders of our debt, including our debt securities, may be satisfied by payments to such holders that are less than both the face value of such securities and the price at which holders acquired such debt, or that shares of Calpine common stock may be issued to certain of such holders in satisfaction of their claims.
     Accordingly, trading in our securities or becoming a lender under any of credit facilities during the pendency of our Chapter 11 cases is highly speculative and poses substantial risks, as holders of our debt may not be able to transfer such debt or, in connection with our reorganization, may receive no payment, or a payment or other consideration that is less than the face value or the purchase price of such debt.
Risks Relating to Our Business
     Our performance is dependent on market prices for gas and power, which are subject to substantial fluctuation.
     Commodity price risk is an inherent component of our operations. Our results of operations, financial condition and cash flows, including revenue we receive under our Index Based Agreement with CES, depend, in substantial part, upon prevailing market prices for electricity and fuel (and the indices based thereon) in our markets. These market prices may fluctuate substantially, potentially adversely affecting our results of operations, financial condition and cash flows, as well as our ability to enter into new fixed price power purchase agreements. Changes in market prices for gas and power may result from a wide variety of factors, including the following:
•	global crude oil and products prices;

•	available capacity of power and gas transmission lines;

•	weather conditions;

•	demand for energy commodities, general economic conditions and availability of competitively priced alternative energy sources;

•	addition of generating capacity;

•	availability of natural gas, crude oil and refined products, and coal production levels and availability and levels of storage and inventory for fuel stocks;

•	the bankruptcy or other financial distress of market participants;

•	natural disasters (including Hurricane Katrina in late 2005, whose damage to the electric grid, natural gas production and transportation systems in the Gulf Coast region continues to impact commodity prices), wars, embargoes, acts of terrorism and other catastrophic events; and

•	federal, state and foreign governmental regulation and legislation.
     Market prices may fluctuate substantially over relatively short periods of time, potentially adversely impacting our results of operations, financial condition and cash flows.
     Our ability to service our debt will depend principally on revenue to be received under our power purchase agreements with CES and other third parties.
     Our principal sources of revenue are our power purchase agreements with CES and other third parties. We have entered into two power purchase agreements with CES. Pursuant to the Fixed Price Agreement, we sell to CES 500 MW of on-peak capacity generated by certain of our facilities in the West, at a fixed price through December 31, 2009. Pursuant to the Index Based Agreement, we purchase gas from, and sell the remaining output of our facilities (net of sales to CES under the Fixed Price Agreement and net of any sales to third parties) to or through, CES. Under the Index Based Agreement, our off-peak, peaking and power augmentation products are sold to CES at a fixed price through December 31, 2013, and all of our remaining on-peak capacity is sold to CES at a floating spot price that reflects the positive difference (if any, but never negative) between day-ahead power prices and day-ahead gas prices using indices chosen to approximate the actual power price that would be received and the actual gas price that would be paid in the market relevant for each facility. We are also party to power purchase agreements with other third parties. Even if the parties to our power purchase agreements fully perform their obligations, there are circumstances which could materially reduce our revenues or increase our expenses, in either case reducing our ability to make payments of principal of and interest on our debt. Market prices and the related indices may fluctuate substantially, potentially significantly reducing revenues from the Index Based Agreement. These indices may also be eliminated or may not accurately measure gas or power prices in the market.
     We cannot assure you that CES will fulfill its payment obligations under our power purchase agreements with CES, particularly in light of CES’s Chapter 11 filing, or will not seek to reject those agreements in connection with its Chapter 11 case. CES is currently evaluating whether or not it should reject or assume the Index Based Agreement and Fixed Price Agreement; however, it has not made a determination to date. See “Risks Relating to Our Affiliate Transactions.” We also cannot assure you that any other third parties will fulfill its payments obligations under our power purchase agreements with such third parties. If CES or any other third party fails to meet their payment obligations, or if CES rejects either of both of its power purchase agreements with us, we may not be able to meet our obligations to make payments of principal, premium if any, interest and special interest, if any, on the Notes, Term Loans, Revolving Credit Facility or our other debt. Further, under each of our power purchase agreements, CES or any of such other third parties may suspend its obligations in the event of a force majeure event and/or may reduce its payments in the event of a material variation in actual availability from that projected in the applicable power purchase agreement or due to bad-faith failures by us to deliver scheduled power. In addition, even if CES fully performs its obligations under the Index Based Agreement, there are circumstances which could materially reduce our revenues or increase our expenses. Market prices and the applicable indices may fluctuate substantially, potentially significantly reducing revenues from the Index Based Agreement, or indices may be eliminated or may not accurately measure gas or power prices in the market. Although Calpine guarantees CES’s obligations under power agreements we have with CES, particularly in light of Calpine’s Chapter 11 filing, there can be no assurance that we will realize the full benefits of such agreements if CES fails to perform its obligations and there can be no assurance that we will realize the full benefits of any other power purchase agreements if other counterparties thereto fail to perform their obligations.
     We will have the ability to terminate the Index Based Agreement with respect to facilities that we sell or with respect to facilities or capacity that become subject to separate third party agreements, some of which may be fixed price agreements.
     If our power purchase agreements with CES or other third parties terminate, we would attempt to replace those agreements with one or more gas supply and power purchase agreements. We may not be able to obtain gas and/or sell power at the prices provided in our power purchase agreements with CES or other third parties, and we may not receive revenues equal to those that would have been payable under such agreements. Also, if we are unable to replace the Fixed Price or Index Based Agreements on substantially similar terms, it may result in defaults under our Notes, Term Loans or other debt.
     With respect to our power purchase agreements with CES, if CES does not continue to purchase power and provide gas under such agreements, we may be unable to obtain gas for the facilities and/or to sell power generated by the facilities at prices that will yield equal or greater net revenue due to a number of factors, including:
•	failure of the indices and pricing mechanisms to reflect actual market prices for electric power and natural gas;

•	downward movement in the market for fixed-price power purchase agreements;

•	our inability to effectively or efficiently market the power produced by the facilities;

•	differences in facility operating characteristics from those contemplated in our power purchase agreements with CES, especially the Index Based Agreement; or

•	our inability to access adequate gas transportation or electric transmission services.
     The fixed price elements of our power purchase agreements with CES and the Index Hedge with MSCG will provide us with some protection against the risk of changes in the prices of gas and electricity. However, the fixed price payments are only a portion of the aggregate payments we expect to receive under our power purchase agreements with CES, and the Index Hedge lasts only until April 1, 2007. In addition, the fixed price elements of such agreements may not provide us with protection against other risks that could cause our revenue to be insufficient to make payments of principal or, premium if any, interest and special interest, if any, on the Notes, Term Loans, Revolving Credit Facility or other debt. For example, if our actual operating and maintenance expenses are higher than expected or the facilities do not operate properly, variable payments to us under the Index Based Agreement could be reduced and may not be sufficient to cover any cash-flow shortfalls that we may have as a result. Moreover, the Fixed Price Agreement will be in place only until December 31, 2009, after which time we will have little protection against adverse changes in the prices of gas and electricity.
     These or other factors may result in reduced net revenue from the facilities and, as a result, we may be unable to make payments of the principal or, premium if any, interest and special interest, if any, on our debt.
     We rely on other parties to provide substantially all of the services and other support we need to operate our business; our ability to make payments of principal, premium if any, interest and special interest, if any, on our debt may be impaired by the failure of any of those parties to perform their contractual obligations or if any of those parties terminate their contractual obligations.
     We rely on third parties, including our affiliates, to provide us with substantially all of the services necessary to operate our business, including the purchase of gas, the sale of electricity and the operation and maintenance of the facilities and the sharing of certain property and services. Many of these services are provided by Calpine and certain of its other subsidiaries. See Item 1. “Business — Company Overview” for relationships with affiliated companies, which supply services to us. Many other of these services are provided by unaffiliated third parties. These unaffiliated third parties may have the right to terminate their contracts with us prior to the expiration of such contracts, in particular if we default in our obligations thereunder, and some of these contracts expire by their terms prior to the maturity of certain of our debt, including the Notes.
     If any of the third parties under such contracts:
•	fails to perform its contractual or other obligations;

•	disavows its obligations under its contracts with us or terminates its contracts;

•	is excused from performance thereunder pursuant to any bankruptcy, insolvency or other similar proceedings; or

•	is excused from performing its obligations because we have failed to perform our obligations or because an event has occurred outside of its control;
we may not be able to obtain alternative goods or services to cover such nonperformance on favorable terms, if at all, or, to the extent that we can obtain alternative goods or services, we may not be able to do so in a timely manner and thus may suffer disruptions to our operations. In such event, the viability of the facilities and our ability to make payments of principal, premium if any, interest and special interest, if any, on our debt when due may be materially and adversely affected.
     Our business is subject to substantial regulations and permitting requirements and may be adversely affected if we are unable to comply with existing regulations or requirements or changes in applicable regulations or requirements.
     Our business (both the generation and sale of electric energy and the procurement of fuel) is subject to extensive regulation by federal, state and local authorities. The operation of power generation facilities requires numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies, as well as compliance with environmental protection legislation and various other regulations. These regulations impose numerous requirements on the performance of our and other parties’ obligations under our material agreements, and failure to comply with these requirements could prevent the performance of our and other parties’ respective obligations under these agreements. See Item 1. “Business — Government Regulation” for a discussion of regulations affecting our business and risks related thereto.
     Given the current state of operation of our various facilities, we believe that we have obtained all of the permits necessary to operate our facilities in compliance with applicable laws and regulations, with the exception of certain permits not yet issued or which the failure to obtain would not materially disrupt the operations of our facilities. The inability to obtain any of the required permits that have not been issued, or to obtain other required permits, or the revocation of or inability to renew, any issued permits, could prevent performance of our and other parties’ obligations under our material agreements or otherwise have a material adverse effect on the operation of the facilities.
     PUHCA 1935, which, as discussed below, was repealed by EPAct 2005 on February 8, 2006, provided for the extensive regulation of public utility holding companies and their subsidiaries, including registering with the SEC, limiting their utility operations to a single integrated utility system, and divesting any other operations not functionally related to the operation of the utility system. In addition, a public utility company that was a subsidiary of a registered holding company under PUHCA 1935 was subject to financial and organizational regulation, including approval by the SEC of its financing transactions. The EPAct 1992 amended PUHCA 1935 to create EWGs. An EWG is exempt from regulation under PUHCA 1935. To obtain and maintain status as an EWG, a generation facility owner must be exclusively engaged, directly or indirectly, in the business of owning and/or operating eligible electric generating facilities and selling electric energy at wholesale. Under PUHCA 1935, as amended by the EPAct 1992, we were not subject to regulation as a holding company provided that the facilities in which we had an interest were (i) QFs, (ii) owned or operated by an EWG or (iii) subject to another exemption or waiver, such as status as an electric utility geothermal small power production facility.
     EPAct 2005 promulgated PUHCA 2005, which repeals PUHCA 1935, effective February 8, 2006. Under PUHCA 2005, certain companies in our ownership structure may be considered “holding companies” as defined in PUHCA 2005 by virtue of their control of the outstanding voting securities of companies that own or operate facilities used for the generation of electric energy for sale or that are themselves holding companies. Under PUHCA 2005, such holding companies are subject to certain FERC rights of access to the companies’ books and records that are determined by FERC to be relevant to the companies’ respective FERC-jurisdictional rates. However, PUHCA 2005 also provides that FERC shall provide an exemption from this access to books and records for any person that is a holding company solely with respect to its control over EWGs, QFs, and FUCOs.
     On December 8, 2005, FERC issued a final rule repealing its PUHCA 1935 regulations and implementing new regulations that focus on increased access to holding company books and records. Although under PUHCA 2005 Calpine and CalGen are each considered a holding company, each one is exempt from the new books and records provisions because it is a holding company solely because it owns one or more QFs, EWG and FUCOs. On April 24, 2006, FERC issued an order on rehearing of the December 8, 2005 final rule. In this order, FERC clarified that if exempt holding companies were to lose their exemption from the books and records access requirement, and would not qualify for another type of exemption, that such holding companies would be subject to the books and records access requirement and certain accounting and record-retention requirements. Consequently, if any single Calpine entity were to lose its status as a QF, EWG or FUCO, then Calpine and its holding company subsidiaries such as CalGen would be subject to the books and records access requirement, and, certain Calpine affiliates would be subject to FERC’s accounting, record-retention, and/or reporting requirements.
     EPAct 2005 also subjects “holding companies” and “associate companies” within a “holding company system,” other than holding companies that are holding companies solely with respect to ownership of QFs, to certain state commission rights of access to certain of the companies’ books and records if the state commission has jurisdiction to regulate a “public-utility company,” as defined in EPAct 2005, within that holding company system. We cannot predict what effect this part of EPAct 2005 and state regulations implementing it may have on our business. However, section 201(g) of the FPA already provides state commissions with access to books and records of certain electric utility companies subject to the state commission’s regulatory authority, EWGs that sell power to such electric utility companies, and any electric utility company, or holding company thereof, which is an associate company or affiliate of such EWGs.
     Sellers of electric power at wholesale at market-based or negotiated rates must be authorized by FERC to make such sales. FERC grants market-based rate authorization based on several criteria, including a showing that the applicant lacks market power in generation and transmission, that the applicant cannot erect other barriers to market entry and that there is no opportunity for abusive transactions involving regulated affiliates of the seller. Our subsidiaries (other than those located in ERCOT) have received market-based rate authorizations from FERC and have entered into power purchase agreements based on this market-based rate authority, except for those transactions where our QF subsidiaries are selling power pursuant to a contract executed before March 17, 2006 or under a state regulatory authority’s implementation of section 210 of PURPA. However, any subsidiary’s authorization could be revoked if it fails in the future to continue to satisfy the current applicable criteria or future criteria as possibly modified by FERC, or if FERC eliminates or restricts the ability of wholesale sellers of power to make sales at market-based or negotiated rates.
     To implement the market manipulation provision of EPAct 2005, FERC issued a final rule on January 19, 2006, making it unlawful for any entity, in connection with the purchase or sale of electricity, or the purchase or sale of electric transmission service under FERC’s jurisdiction, to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statements of a material fact, or omit to state a material fact needed in order to make a statement not misleading; or (3) engage in any act, practice, or course of business that operates or would operate as a fraud or deceit upon any entity. Sellers that violate these provisions could lose the authority to sell power at market based rates and could be subject to FERC’s enforcement authority.
     FERC requires sellers making sales pursuant to their market-based rate authority to file electronic quarterly reports of their respective contract and transaction data. Such sellers also must submit triennial updated market power analyses. If a seller does not timely file these quarterly or triennial reports, FERC can revoke the seller’s market-based rate authority.
     In February 2005, FERC issued an order requiring every seller with market-based rate authority to further amend its market-based rate schedule to include a requirement to report to FERC any change in the seller’s status that would reflect a departure from the characteristics FERC relied upon in granting market-based rate authority to the particular seller. Such sellers must report these changes within 30 days of the legal or effective date of the change, whichever is earlier. If a seller fails to report a change in status, FERC could revoke the seller’s market based rate authority.

     As “public utilities” under the FPA, our EWG subsidiaries and the contracts they enter into to sell power at wholesale or to transfer FERC-jurisdictional assets are subject to regulation by FERC. The only exception is the Freestone facility, which is an EWG but is not a “public utility” under the FPA because it is located in ERCOT.
     The sale at wholesale of electric power by our EWG subsidiaries at market-based or negotiated rates requires that they have market-based rate authorization issued by FERC. All of our EWG subsidiaries, other than the Freestone facility, which is located in ERCOT, have received market-based rate authorization from FERC and have entered into power purchase agreements based on this market-based rate authority. However, these authorizations could be revoked if these EWG subsidiaries fail in the future to continue to satisfy the current applicable criteria or future criteria as possibly modified by FERC, or if FERC eliminates or restricts the ability of wholesale sellers of power to make sales at market-based or negotiated rates, or if FERC institutes a complaint proceeding and establishes that existing rates have become either unjust and unreasonable or contrary to the public interest (the applicable standard is determined by the circumstances). If revocation of market-based rates or modification of power sale contracts were to occur, the rates our subsidiaries are permitted to charge could be lower than current rates, resulting in less cash available for us to make payments on the Notes and our Term Loans.
     In addition, any proposed transfer of FERC-jurisdictional facilities and power purchase agreements with a value in excess of $10 million, which are held by any of our FERC-jurisdictional subsidiaries, including a transfer to the collateral agent upon foreclosure, is subject to FERC approval. FERC also has authority over such seller’s issuance of securities and assumption of liabilities of another party. Although FERC has granted those subsidiaries that have market-based rate authority blanket authority with respect to the future security issuances and assumptions of liability, in the event that the market-based rate authority of any one of our subsidiary companies were to be revoked, any further security issuances and assumptions of liability by such company may require prior approval by FERC.
     QFs are not subject to the same level of regulation by FERC as EWGs. QFs and their owners are exempt from certain rate and financial regulation under the FPA by FERC, including the above-mentioned reporting requirements, and also exempt from state financial and organizational regulation. However, as noted above, FERC recently issued new regulations that eliminate the exemption from sections 205 and 206 of the FPA for a QF’s wholesale sales of power made at market-based rates. Under FERC’s new regulations, our QFs (except for those located in ERCOT) are required to obtain market-based rate authorization for wholesale sales that are not made pursuant to a contract executed before March 17, 2006, or are not under a state regulatory authority’s implementation of section 210 of PURPA. See Item 1. “Business — Government Regulation — PURPA.” If any of our QF subsidiaries lose their QF status, which could occur retroactively or prospectively, or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded QFs, Calpine and/or we could become subject to significant federal and state regulation and the affected QF subsidiary could become subject to additional FERC rate and financial regulation for wholesale sales and, if the QF is currently exempt under state law from having its retail sales subject to state public utility regulation due to its status as a QF, state retail rate regulations. In addition, a loss of QF status could, depending on the particular power purchase agreement, allow the power purchaser to cease taking and paying for electricity and to seek refunds of past amounts paid and thus could cause the loss of some or all contract revenues or otherwise impair the value of a project. A cogeneration QF could also lose its QF status if it does not continue to meet FERC’s operating and efficiency requirements. Such possible loss of QF status could occur, for example, if the QF’s steam host, typically an industrial facility, fails for operating, permit or economic reasons to use sufficient quantities of the QF’s steam output.
     EPAct 2005 and FERC’s implementing regulations have eliminated certain benefits of QF status. FERC issued a final rule on February 2, 2006, to eliminate the exemption from sections 205 and 206 of the FPA for a QF’s wholesale sales of power made at market-based rates. Under FERC’s new regulations, our QFs (except for those located in ERCOT) are required to obtain market-based rate authorization for wholesale sales that are not made pursuant to a contract executed before March 17, 2006, and not under a state regulatory authority’s implementation of section 210 of PURPA. In addition, new cogeneration QFs will be required to demonstrate that their thermal, chemical, and mechanical output will be used fundamentally for industrial, commercial, residential, or institutional purposes.
     EPAct 2005 also amends PURPA to eliminate, on a prospective basis, electric utilities’ requirement under Section 210 of PURPA to purchase power from QFs at the utility’s “avoided cost,” to the extent FERC determines that such QFs have access to a competitive wholesale electricity market. As explained in Item 1. “Business — Government Regulation,” on December 23, 2005, FERC issued a NOPR to implement these new EPAct 2005 provisions. FERC has not taken any final action. We cannot predict what effect this proposal, and FERC’s final regulations implementing it, will have on our business.
     EPAct 2005 made a number of other changes to laws affecting the regulation of electricity. These include, but are not limited to, giving FERC explicit authority to proscribe and enforce rules governing market transparency, giving FERC authority to oversee and enforce electric reliability standards, requiring FERC to promulgate rules providing for incentive ratemaking to encourage investments that promote transmission reliability and reduce congestion, giving FERC authority to site certain transmission lines in critical transmission corridors, requiring FERC to promulgate rules granting incentives, including certain cost recoveries, for transmission owners to join Regional Transmission Organizations, authorizing FERC to require unregulated utilities to provide open access transmission, and ensuring that load serving entities can retain transmission rights necessary to serve native load requirements.
     EPAct 2005 also enhanced FERC’s enforcement authorities by: (i) expanding FERC’s civil penalty authority to cover violations of any provision of Part II of the FPA, as well as any rule or order issued thereunder; (ii) establishing the maximum civil penalty FERC may assess under the NGA or Part II of the FPA as $1,000,000 per violation for each day that the violation continues, and (iii) expanding the scope of the criminal provisions of the FPA by increasing the maximum fines and increasing the maximum imprisonment time. Accordingly, in the future, violations of the FPA or the NGA, or FERC’s regulations could potentially have more serious consequences than in the past.
     For those regulations that FERC will promulgate in the future in connection with EPAct 2005, we cannot predict what affect these future regulations may have on our business. Furthermore, we cannot predict what future laws or regulations may be promulgated. We do not know whether any other new legislative or regulatory initiatives will be adopted or, if adopted, what form they may take. We cannot provide assurance that any legislation or regulation ultimately adopted would not adversely affect the operation of and generation of electricity by our business.
     There are a number of proceedings pending at FERC that were initiated by buyers of wholesale electricity seeking refunds for purchases made during the Western energy crisis, or seeking the reduction of price terms in contracts entered into at this time. As part of certain proceedings, and as a result of its own investigations, FERC has made significant policy changes and rules regarding market conduct and price transparency. In California (among other regions), FERC’s policy changes include the implementation of price caps on the day ahead or real-time prices for electricity and a continuing obligation of electricity generators to offer uncommitted generation capacity to the CAISO.
     The CAISO, a not-for-profit public benefit corporation, assumed control over much of California’s transmission grid on March 31, 1998. While the CAISO manages the transmission lines, the transmission lines themselves are owned by individual utilities such as PG&E and Southern California Edison Company. The CAISO is responsible for ensuring the safe and reliable operation of the transmission grid within California and providing open, nondiscriminatory transmission services. Pursuant to a FERC-approved tariff, the CAISO has certain abilities to impose penalties on market participants for violations of its rules.
     The CAISO presently maintains various markets for wholesale sales of electricity, differentiated by time and type of electrical service, into which our subsidiaries may sell electricity from time to time. The clearing prices in the CAISO markets fluctuate from hour to hour. These markets are subject to various controls, such as price caps and mitigation of bids when reference prices are exceeded. The controls and the markets themselves are subject to regulatory change at any time.
     The CAISO has been developing a market restructuring program, referred to as MRTU, for many years and submitted it to FERC for approval on February 9, 2006. On September 21, 2006, FERC issued an order approving the MRTU. The MRTU is a comprehensive redesign of all CAISO operations and is slated to go into effect November 2007. See Item 1. “Business — Government Regulation” for a discussion of FERC’s order on MRTU. Given the comprehensiveness of the market design, with features that may prove to be both positive and negative for energy sellers, we cannot predict at this time what impact MRTU, as approved by FERC, will have on our business.
     The CPUC exercises regulatory jurisdiction over a “public utility” conducting business within California and over certain sellers of electricity at retail. Our facilities in California are either EWGs or QFs, and since they will not be making any retail sales of electricity, they will not be subject to CPUC regulation as a “public utility” or a retail service provider.
     The CPUC also has statutory authority to implement and enforce standards adopted by the California Electricity Generation Facilities Standards Committee for the maintenance and operation of facilities for the generation of electric energy located within California, as well as to enforce protocols adopted by the CAISO for the scheduling of power plant outages. As the owner and operator of generating facilities in California, our subsidiaries are subject to the generation facilities maintenance and operation standards and the general duty standards that are adopted by the Standards Committee and implemented and enforced by the CPUC. The CPUC instituted a rulemaking in November 2002 to implement and enforce the standards adopted by the Standards Committee. The CPUC has yet to issue a decision.
     AB 32, a California bill that creates a statewide cap on greenhouse gas emissions and requires that the state return to 1990 emission levels by 2020, was passed by the California legislature and was signed by Governor Schwarzenegger on September 27, 2006. Pursuant to the bill, emission monitoring and reductions in the electricity sector will focus on those entities that serve load in California so that the regulations apply to the full consumption of electricity in the state. The bill also focuses on using market mechanisms, such as offsets and cap-and-trade programs, to achieve the targets. The bill specifies that any established greenhouse gas allowances will be assigned to the entity regulated under the cap. Thus, under a load based cap and trade, the load serving entities will hold the allowances, not generators. Implementation is slated to begin by January 1, 2010, with full implementation to occur by 2020. The implementation and implications of this legislation will take many years to realize, and we cannot predict at this time what impact, if any, this legislation will have on our business.
     We can offer no assurance that the CPUC and the courts of California will not interpret existing California law in a manner which would subject our subsidiaries to CPUC regulation as a “public utility” or otherwise. We similarly can offer no assurance that the California legislature will not enact new, nor amend existing, legislation that would subject us or our subsidiaries to CPUC regulation as a “public utility” or otherwise.

     Our subsidiaries that own facilities in Texas have “power generation company” status at the PUCT. As either EWGs or QFs, they are exempt from PUCT rate regulation. These subsidiaries are represented by an ERCOT-“qualified scheduling entity” that interfaces with ERCOT staff on their behalf. In 2005, the Texas legislature delegated to the PUCT additional authority for oversight of ERCOT, including audit rights. Whether and to what extent, if any, the impact of this additional authority will have on market participants has yet to be determined. The PUCT recently adopted a wholesale market enforcement rule, and rules regarding wholesale electric market power and resource adequacy in the ERCOT power region, including offer caps for energy purchased by ERCOT to balance load and generation resources, and to maintain system frequency. We cannot predict the outcome of the PUCT’s rulemaking or what impact it may have on our business. See Item 1. “Business - Government Regulation” for a discussion of these rules. At this time, we cannot accurately predict the impact of these new rules on the ERCOT market or on our business.
     Existing laws and regulations may be revised or reinterpreted. In addition, the structure of Federal and state energy regulation is currently, and may continue to be, subject to challenges and modifications. Additional regulatory approvals may be required in the future due to a change in laws and regulations or for other reasons. We cannot assure you that we will be able to obtain all regulatory approvals that may be required in the future, or obtain any necessary modifications to existing regulatory approvals, or maintain all required regulatory approvals. Such modifications could result in the loss of our subsidiaries’ ability to make sales at market-based rates and our respective ability to sell or make available the electric energy to the power purchaser at the negotiated rates set forth in the respective power purchase agreements and Index Based Agreement. In such event, our subsidiaries could be required to sell electric energy at rates lower than the current rates.
     If there is a change in regulations or a delay in obtaining any regulatory approvals, or if we or any other party with which we do business fails to obtain or comply with any required regulatory approvals, such failure could affect us or such other party’s performance under our material agreements and our ability to service our debt or to make distributions.
     We face ongoing changes in the United States electric utility industry, which, among other consequences, could increase the number of our competitors.
     The electric utility industry in the United States may experience increasing competitive pressures, primarily in wholesale markets, as a result of consumer demand, technological advances, new power generation facilities coming online, distributed generation, end-user load control, the restructuring of wholesale power markets, legislative and regulatory activity, and other factors. FERC has implemented and may in the future propose additional regulatory changes in an attempt to increase access to the transmission grid by utility and non-utility purchasers and sellers of electricity. These initiatives could increase the ability of low-cost producers of electricity to transmit their electricity to areas that currently have higher electricity costs, thereby generally reducing the wholesale market price of electricity. In addition, a number of states have implemented methods to introduce and promote retail competition. The repeal of PUHCA under EPAct 2005 could accelerate consolidation in the utility industry, potentially creating larger competitors. We cannot predict whether or when such developments may occur or what the impact may be on our business.
     We could be exposed to significant liability for violations of hazardous substances laws should any such substances be found at our projects.
      If any substances are found at our projects that are classified by applicable environmental laws, ordinances or regulations as hazardous substances, we could potentially become liable for the investigation and removal of those substances, regardless of their source. Failure to comply with these laws, ordinances or regulations or any change in the requirements of these laws, or ordinances or regulations could result in civil or criminal liability, imposition of cleanup liens and fines and large expenditures to bring the projects in compliance. Although we may have legal defenses to liability, or the contractual rights to seek indemnification or contribution from other potentially responsible parties, there is no guarantee that such defenses or rights would be available in every instance.
     Competition could adversely affect our performance.
     The power generation industry is characterized by intense competition, and we encounter competition from utilities, industrial companies and other IPPs. In recent years, there has been increasing competition among generators in an effort to obtain power sales agreements, and this competition has contributed to a reduction in electricity prices in certain markets. In addition, many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry. In California, CPUC issued decisions that provided that all California electric users taking service from a regulated public utility could elect to receive direct access service commencing April 1998; however, the CPUC suspended the offering of direct access to any customer not receiving direct access service as of September 20, 2001, due to the problems experienced in the California energy markets during 2000 and 2001. As a result, uncertainty exists as to the future course for direct access in California in the aftermath of the energy crisis in that state. In Texas, legislation phased in a deregulated power market, which commenced on January 1, 2001. This competition has put pressure on electric utilities to lower their costs, including the cost of purchased electricity, and increasing competition in the supply of electricity in the future will increase this pressure.
     Our operations are subject to hazards customary to the power generation industry. We may not have adequate insurance to cover all of these hazards.
     Our operations are subject to many hazards associated with the power generation industry, which may expose us to significant liabilities for which we may not have adequate insurance coverage. Power generation involves hazardous activities, including acquiring and transporting fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks such as earthquake, flood, lightning, hurricane and wind, hazards, such as fire, explosion, collapse and machinery failure, are inherent in our operations. These hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, facilities and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. We maintain an amount of insurance protection that we consider adequate, but we cannot assure you that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A successful claim for which we are not fully insured or for which our insurance does not cover could hurt our financial results and materially harm our financial condition. Further, due to rapidly rising insurance costs, we cannot assure you that insurance coverage will continue to be available at all or at rates or on terms similar to those presently available to us.

     RMR payments made to the Delta Energy Center have been challenged by certain parties as not being just and reasonable.
     Through our subsidiary Delta Energy Center, LLC, we are party to a recurring, yearly RMR contract with the CAISO originally entered into in 2003. When the Delta RMR contract was first offered by us, several issues about the contract were disputed, including whether the CAISO accepted Delta’s bid for RMR service; whether the CAISO was bound by Delta’s bid price; and whether Delta’s bid price was just and reasonable. The Delta RMR contract was filed and accepted by FERC effective February 10, 2003, subject to refund. On May 30, 2003, the CAISO, PG&E and Delta entered into a settlement regarding the Delta RMR contract (the “Delta RMR Settlement”). Under the terms of the Delta RMR Settlement, the parties agreed to interim RMR rates which Delta would collect, subject to refund, from February 10, 2003, forward. The parties agreed to defer further proceedings on the Delta RMR contract until a similar RMR proceeding (the “Mirant RMR Proceeding”) was resolved by FERC. Under the terms of the Delta RMR Settlement, Delta continued to provide services to the CAISO pursuant to the interim RMR rates, terms and conditions. Since the Delta RMR Settlement, Delta and CAISO have entered into RMR contracts for the years 2003, 2004 and 2005 pursuant to the terms of the Delta RMR Settlement.
     On June 3, 2005, FERC issued a final order in the Mirant RMR Proceeding, resolving that proceeding and triggering the reopening of the Delta RMR Settlement. On November 30, 2005, Delta filed revisions to the Delta RMR contract with FERC, proposing to change the method by which RMR rates are calculated for Delta effective January 1, 2006. On January 27, 2006, FERC issued an order accepting the new Delta RMR rates effective January 1, 2006 and consolidated the issues from the Delta RMR Settlement with the 2006 RMR case. FERC set the proceeding for hearing, but has suspended hearing procedures pending settlement discussions among the parties with respect to the rates for both the February 10, 2003, through December 31, 2005, period and the calendar year 2006 period. In addition, to resolve credit concerns raised by certain intervening parties, Delta has begun to direct into an escrow account the difference between the previously-filed rate and the 2006 rate pending the determination by FERC as to whether Delta is obligated to refund some portion of the rate collected in 2006. We are unable at this time to predict the result of any settlement process or the ultimate ruling by the FERC on the rates for Delta’s RMR services for the period between February 10, 2003 and December 31, 2005 or for calendar year 2006. Settlement negotiations are currently active.
Risks Relating to the Facilities
     The facilities may not operate as planned.
     The continued operation of the facilities involves many risks, including the breakdown or failure of power generation equipment, transmission lines, pipelines or other equipment or processes, operator error, catastrophic events, labor disputes and performance below expected levels of output or efficiency. Breakdowns or failures may prevent the affected facility from performing its obligations under applicable power purchase agreements or being able to sell into the merchant market in accordance with our projections. For example, our Channel facility was shut down due to three months of forced outages during 2005, which, among other things, increased our sales of purchased power by approximately $2.3 million in 2005, as we were required to purchase more replacement power to meet contract sales requirements. In addition, force majeure events may prevent one or more facilities from operating and may cause payment and other obligations under our power purchase agreements with CES and the other power purchase agreements to be suspended or reduced. Although insurance is maintained to protect against such operating risks, the proceeds of insurance may not be adequate to cover lost revenues or increased expenses. As a result, we could be unable to make payments on the Notes, our Term Loans, our Revolving Credit Facility or our other debt.
     Construction, expansion, refurbishment and operation of facilities involve significant risks that cannot always be covered by insurance or contractual protections and could have a material adverse effect on our revenues, results of operations and cash flows.
     We are exposed to risks relating to the breakdown or failure of equipment or processes, shortages of equipment and supply, material and labor and operating performance below expected levels of output or efficiency. Equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to keep it operating at optimum efficiency. This equipment is also likely to require periodic upgrading and improvement. Any unexpected failure, including failure caused by breakdown, forced outage (such as the three months of forced outages at our Channel facility in 2005), or any unanticipated capital expenditure, could result in reduced cash flow and profitability. In general, environmental laws, particularly with respect to air emissions, are becoming more stringent, which may require us to install expensive facility upgrades and/or restrict our operations to meet more stringent standards.

     We cannot always predict the level of capital expenditures that will be required due to changing environmental and safety laws and regulations, deteriorating facility conditions and unexpected events (such as natural disasters or terrorist attacks). The unexpected requirement of large capital expenditures could have a material adverse effect on our reserves, results of operations or cash flows. Further, the construction, expansion, modification and refurbishment of power generation, thermal energy production and transmission and resource recovery facilities involve many risks, including:
•	dispatch at our facilities;

•	supply interruptions;

•	work stoppages;

•	labor disputes;

•	social unrest;

•	weather interferences;

•	unforeseen engineering, environmental and geological problems; and

•	unanticipated cost overruns.
     The ongoing operation of our facilities involves all of the risks described above, in addition to risks relating to the breakdown or failure of equipment or processes, performance below expected levels of output or efficiency and the inability to transport our product to our customers in an efficient manner due to a lack in transmission capacity. While we maintain insurance, obtain warranties from vendors and obligate contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not be adequate to cover lost revenues, increased expenses or liquidated damages payments should we experience equipment breakdown or non-performance of contractors. Any of these risks could cause us to operate below expected capacity levels, which in turn could result in lost revenues, increased expenses, higher maintenance costs and penalties.
     Our ability to operate and maintain the facilities is dependent upon the availability of various resources from affiliates and third-party suppliers.
     The cost of natural gas is generally the largest expense of gas-fired generation facilities such as the ones that we own. CES is required to provide most of the natural gas needed for the operation of the facilities under our power purchase agreements with CES. Our supply of natural gas may be interrupted by supply disruptions, difficulties in importing gas (to the extent that our gas supply comes from Canada) and interruption of transportation services due to force majeure events, pipeline operations and the financial and operating strength of the gas suppliers and/or transporters. Disruptions in natural gas supply and/or transportation may be localized in effect or may affect several facilities at once. If CES fails to provide the natural gas and we are unable to obtain the natural gas we need to operate one or more of the facilities, our revenues will be reduced, and we may not have sufficient funds to make payments on the Notes, Term Loans, Revolving Credit Facility or our other debt.
     In addition, to the extent that gas is not supplied by CES, we may not have sufficient capital or credit to post guarantees and letters of credit typically required by gas suppliers in connection with gas purchases or transportation services agreements, in which case we may have to post cash collateral in order to obtain or transport the gas. If we are unable to post the required security, we may not be able to obtain sufficient gas to operate the facilities. We have the ability to post letters of credit under the Revolving Credit Facility and, at December 31, 2005 we had approximately $158.3 million in letters of credit outstanding thereunder to support fuel purchases and other operational activities. At December 31, 2005, $40.8 million was drawn under the Revolving Credit Facility on outstanding letters of credit to pay creditors for November gas purchases.
     Certain of our subsidiaries have entered into agreements with third parties to provide water for the facilities and have also provided for alternative sources of water in cases where they believe that the primary source of water for a facility may not be adequate. However, if disruptions in water supply occur due to drought, subsidence of aquifers or other changes in hydrological conditions, force majeure events, legal challenges to the agreements with third parties or our priority of rights thereunder, or unexpected increases in demand by parties with senior rights, and if our subsidiaries are unable to obtain alternative supplies of water in sufficient quantities, they may be unable to operate the facilities.
     Electric transmission for the facilities is also the obligation of CES (with some limited exceptions) under our power purchase agreements with CES. If CES fails to provide this transmission and if it is otherwise unavailable, our facility-owning subsidiaries may not be able to export power from the affected facilities. For example, our Oneta facility has not obtained long-term firm electric transmission service; all transmission service for this facility is currently short-term, on an hourly or daily basis. As a result, the Oneta facility may not be able to transmit power outside of the local PSO power transmission system into the wider SPP area. Although currently prices for power in the PSO and the SPP do not make it economical to run the Oneta project at full load most of the year, if such prices were to support economical dispatch from the Oneta facility outside of the PSO into the SPP, we can make no assurances that the facility would be able to dispatch into the SPP, nor can we make any assurances that the Oneta facility will be able to obtain such firm transmission rights in the future.

     Certain real estate matters may affect the operation of the facilities.
     The continued operation of the facilities may be impaired by liens, encumbrances and other imperfections in title affecting our real estate interests, including the rights of third parties to restrict our ability to construct and maintain improvements on, over or under certain property in which they have real estate interests. There may be discrepancies, conflicts in boundary lines, shortages in area, encroachments or other defects that surveys would disclose. At certain of the facilities, there may be circumstances in which third parties could have a basis to claim that our real estate interests (or our improvements therein) interfere with and/or are subordinate to such parties’ real estate interests, and/or that we may be required to obtain additional real estate interests and/or consents to collateral assignment. If these claims are pursued and upheld, we may be required to take corrective action including procuring additional real estate interests and/or relocating improvements, and we may sustain costs, expenses and/or a reduction in revenue as a result of such circumstances. It is possible that a termination of real estate rights due to any such claims or impairments could interrupt operations at the facilities. Although a limited amount of title insurance has been obtained to insure the priority of the mortgage liens to be placed on each facility, there is no guarantee that the amount of such insurance will be sufficient to compensate for any losses incurred due to title or lien priority issues.
     Seismic disturbances could damage the facilities.
     Areas where we operate some of the facilities are subject to frequent low-level seismic disturbances and, in the case of the facilities located in the West, infrequent significant seismic events. The facilities are built to withstand relatively significant levels of seismic disturbances, and we believe we maintain adequate insurance protection. However, earthquake, property damage or business interruption insurance may be inadequate to cover all potential losses sustained in the event of serious seismic disturbances. Additionally, insurance may not continue to be available to us on commercially reasonable terms.
     Acts of terrorism could have a material adverse effect on our financial condition, results of operations and cash flows.
     Our generation facilities and the facilities of third parties on which they rely may be targets of terrorist activities, as well as events occurring in response to or in connection with them, that could cause environmental repercussions and/or result in full or partial disruption of their ability to generate electricity or natural gas. Strategic targets, such as energy-related facilities, may be at greater risk of future terrorist activities than other domestic targets. Any such environmental repercussions or disruption could result in a significant decrease in revenues or significant reconstruction or remediation costs, which could have a material adverse effect on our financial condition, results of operations and cash flows. Our insurance covering property damage and repercussions or disruption from terrorism may be inadequate to cover all potential losses sustained.
     We rely on Calpine and its subsidiaries to provide many of the financial and other support and services we need to operate our business; our ability to make payments on our debt may be impaired by the failure of those affiliates to provide such support and services and perform their contractual obligations.
     We rely on Calpine and certain of its other subsidiaries to provide us with certain services and other support necessary to operate our business. Our affiliates that provide services to us include:
•	CES, which supplies the facilities with gas, purchases power generated by the facilities under our power purchase agreements, and provides energy transmission and gas transportation services;

•	COSCI, which operates and maintains, and provides long-term major maintenance services for, the facilities;

•	CPN Pipeline Company, which operates the gas pipeline serving the Delta and Los Medanos facilities;

•	Calpine Texas Pipeline, which owns and operates gas pipelines serving the Baytown and Freestone facilities and owns the wastewater pipeline serving the Freestone facility;

•	CASCI, which provides administrative services for us and all of our subsidiaries; and

•	Calpine, which guarantees the performance of certain obligations of our affiliates, and pays certain additional costs related to certain facilities and includes us and our subsidiaries under Calpine’s corporate insurance program.
     As a result of these arrangements, we do not have independent employees, but instead rely upon employees of Calpine and its other subsidiaries to operate and support our business. Following its Chapter 11 filings, Calpine has had a number of employees resign and has announced staff reductions that will amount to more than one-third of its pre-filing workforce. Such resignations and staff reductions could affect the affiliates providing services to us, including under the Fixed Price and Index Based Agreement, the O&M Agreement, the Maintenance Agreement and the Administrative Agreement. If any of such of our affiliates fail to perform their obligations or cease to provide such support or services, we may not be able to obtain alternative goods or services, the cost of such goods and services may significantly increase and we may not be able to obtain alternate support to cover such nonperformance on favorable terms, if at all. Similarly, if CES were to default on its obligations under the Fixed Price or Index Based Agreement, or to seek to reject those agreements in connection with its Chapter 11 case, we may not be able to arrange for the purchase of gas and sale of power on the same terms. In particular, non-affiliates may require us to post cash collateral or provide other security as a condition to providing services or support to us. The terms of our indebtedness restrict our ability to provide cash collateral or other security to third parties. We also have limited cash flow from which we could provide cash collateral. While Calpine has agreed to guarantee the performance of certain obligations of our affiliates, we may not be able to recover under any or all of those guarantees, particularly in light f Calpine’s Chapter 11 filing. As a result, our revenues may decrease and our expenses may increase. In either case, our ability to recover from Calpine or our other affiliates is limited to the specific rights under the affiliate transaction in question. Even if we are able to exercise remedies under the transactions, that may not provide us with all of the funds necessary to remedy the default. The viability of the facilities and our ability to make payments on the Notes, Term Loans, Revolving Credit Facility or other debt when due may therefore be materially and adversely affected.
     Certain of the facilities have also entered into agreements for electric transmission and gas transportation services with an affiliate that in turn has contracts with a third party. Although under certain of these circumstances such affiliates have granted us security interests in their electric transmission and gas transportation arrangements which are designed to enable us to have access to such transmission and transportation rights in the event of a breach by our affiliate, there may be difficulties in foreclosing on these arrangements and we may not be able to take title to such transmission and transportation assets in a foreclosure without committing additional funds. If, as a result of any of the foregoing, our ability to operate certain facilities is adversely affected, our ability to make payments on our debt when due may be materially and adversely affected.
     Calpine is subject to conditions that restrict its activities and may make it difficult for it and its subsidiaries to perform their obligations to us.
     As discussed above, we rely heavily on Calpine and its other subsidiaries to provide us with operational support and services. Their ability to fulfill their contractual obligations to us, or to otherwise provide us with support in the future, depends in part on their financial strength, including their ability to generate cash and arrange financing in the future. The Chapter 11 filings by Calpine and certain of its affiliates and restrictions imposed on them in connection with the Chapter 11 cases have greatly restricted their ability to arrange such financing. Although Calpine has available funds under the DIP Facility, the use of such funds is restricted pursuant to the terms of the DIP Facility, and Calpine may not be able to use such funds to make payments to or otherwise support its obligations to us. Calpine’s ability to generate cash is also, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Calpine’s ability to arrange financing and the cost of the financing are dependent upon numerous factors. Other factors, in addition to the Chapter 11 filings, affecting our and Calpine’s ability to obtain financing include:
•	general economic and capital market conditions;

•	conditions in energy markets;

•	regulatory developments;

•	credit availability from banks or other lenders for Calpine and Calpine’s industry peers, as well as the economy in general;

•	our and Calpine’s credit ratings;

•	investor confidence in the power generation industry and in the our ability and the ability of Calpine to reorganize and emerge from Chapter 11;

•	the continued success of our and Calpine’s current power generation facilities; and

•	provisions of tax and securities laws that are conducive to raising capital.
     For further discussion regarding the risks relating to the Chapter 11 filings by Calpine and certain of its subsidiaries, see “— Risks Relating to Bankruptcy” above.

     The obligations of our affiliates under their agreements with us are guaranteed by Calpine but such guarantees may not be satisfied.
     Calpine has guaranteed the performance by certain affiliates of their obligations under their agreements with us. If such affiliated parties fail to perform their obligations under such agreements and we call on the Calpine guarantee, there can be no assurance that Calpine will have the resources, or will be permitted by the terms of the DIP Facility or otherwise as a result of its Chapter 11 filings, to perform under such guarantee.
     Our facilities may require significant capital expenditures for maintenance and updating.
     Significant capital expenditures may be required to maintain operations at our facilities. We cannot assure you that additional expenditures will not be necessary or that funds will be available when needed. Some spare parts may have long lead times, which could cause delays in making repairs in the event of a forced outage in any of our facilities.
     Combustion turbines of the same make as some of the turbines used in our projects have experienced operational issues.
     Some of our projects use combustion turbines manufactured by Siemens Westinghouse Power Corporation. The fleet of these particular turbines has experienced a series of operational problems that Siemens Westinghouse has been addressing during the last three years. These problems may affect our Siemens Westinghouse combustion turbines and could, in certain circumstances, adversely affect our ability to generate revenue.
     The limited experience relating to self-performed combustion turbine maintenance may cause or extend outages of the facilities or increase costs associated with major maintenance.
     We, Calpine and COSCI have limited experience with our change to a self-performed combustion and turbine major maintenance program arising from the termination of the existing agreements with Siemens Westinghouse Power Corporation and General Electric International, Inc. and replacement thereof with the Maintenance Agreement. If, as a result of such limited experience, COSCI fails to promptly or properly perform its obligations under the Maintenance Agreement, it may cause or extend outages of the facilities and increase costs associated with major maintenance.
     Calpine controls us and its interest may come into conflict with yours.
     We are an indirect subsidiary of Calpine, which controls all of our voting stock and has the power to control us as well as our primary customer, CES. Our officers are also officers of Calpine and its affiliates. In circumstances involving a conflict of interest between Calpine as our ultimate parent, and the holders of our indebtedness, Calpine might exercise control over us in a manner that would benefit Calpine to your detriment.
     Calpine or its affiliates may compete with us in the future, directly or indirectly, including by acquiring electric generation assets that sell energy, capacity and ancillary services into markets served by us. Calpine currently owns other electric power generation assets through its subsidiaries that compete in the same markets in which we operate.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our principal executive office located in San Jose, California is provided by our parent, Calpine, and held by Calpine under a lease that extends through 2009, with the option to renew for additional time. We either lease or own the land upon which our power-generating facilities are built. We believe that our properties are adequate for our current operations. A description of our power-generating facilities is included under Item 1. “Business.”
     In addition, we have entered into executory contracts and leases related to our operation of and sales of electricity generated from these power generation facilities. Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Parties to executory contracts or unexpired leases rejected, or deemed rejected, by a CalGen Debtor may file proofs of claim against that CalGen Debtor’s estate for damages and parties to executory contracts or unexpired leases that are assumed have an opportunity to assert cure amounts prior to such assumptions. Some of the contracts and leases that form part of our portfolio of assets may be executory contracts or unexpired leases that we may choose to assume, assume and assign, or reject. We had until July 18, 2006 to assume unexpired, non-residential real property leases, absent the consent of the applicable counterparty, to an extension of such date, such leases not assumed by that date would be deemed rejected. We have not rejected any such leases to date, nor have any such leases been deemed rejected, but we have entered into stipulations with counterparties extending the time to assume certain of such leases that we are still examining. Further, on July 12, 2006, the Bankruptcy Court approved our motion to extend the time for Debtor-lessees (including CalGen Debtor-lessees) to assume leases between Debtor-lessees and any affiliate lessors until the confirmation of a plan of reorganization of the applicable Debtor-lessee. Without an extension of time to assume, leases between Debtors and their affiliates would also have been deemed rejected if not assumed by July 18, 2006.
Item 3. Legal Proceedings
     See Note 12 of the Notes to Consolidated Financial Statements for a description of our legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     CalGen’s membership units are all owned indirectly by Calpine.
Item 6. Selected Financial Data
Selected Consolidated Financial Data
The amounts presented below through December 31, 2004 have been restated to reflect corrections to previously issued financial statements for income taxes and fuel expense. See Note 2 of the Notes to Consolidated Financial Statements for further discussion of our restatements.

	Years Ended December 31,
	2005	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)

	(In millions)
Consolidated Statement of Operations data:
Total revenue	$2,724.7	$1,708.3	$1,159.4	$544.0	$41.7
Loss before cumulative effect of a change in accounting principle	(1,288.8)	(34.7)	(124.0)	(96.6)	(4.7)
Cumulative effect of a change in accounting principle	––	—	(0.2)	—	—
Net loss	$(1,288.8)	$(34.7)	$(124.2)	$(96.6)	$(4.7)

	As of December 31,
	2005	2004 (Restated)	2003 (Restated)	2002 (Restated)	2001 (Restated)
	(In millions)
Consolidated Balance Sheet data:
Total assets	$5,434.1	$6,625.3	$6,658.4	$6,339.4	$5,406.7
Short-term debt	2,438.2	0.2	2,200.5	0.1	—
Long-term debt	$1.9	$2,397.4	$4,442.5	$6,051.7	$4,787.2
See Note 2 of the Notes to Consolidated Financial Statements for details related to the restatement impacts to our financial statements as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005. The restatement impacts on the selected financial data as of December 31, 2003, 2002 and 2001 and for each of the two years in the period ended December 31, 2002 are as follows:

	Years Ended December 31,
	2002		2001
	Previously reported	Restated	Previously reported	Restated
		(in millions)
Loss before cumulative effect of a change in accounting principle	$(150.1)	$(96.6)	$(7.4)	$(4.7)
Net loss	$(150.1)	$(96.6)	$(7.4)	$(4.7)

	As of December 31,
	2003		2002		2001
	Previously reported	Restated	Previously reported	Restated	Previously reported	Restated

			(in millions)
Long-term debt	$4,617.6	$4,442.5	$6,226.8	$6,051.7	$4,962.3	$4,787.2

Selected Operating Information

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in millions, except production and pricing data)
Power Plants:
Electricity and steam revenues:
Related party	$2,184.0	$1,258.1	$779.2	$388.6	$18.3
Other	542.3	452.8	369.2	152.1	22.0

Subtotal	2,726.3	1,710.9	1,148.4	540.7	40.3
Spread on sales of purchased power	(4.3)	(0.1)	(4.7)	—	—

Adjusted electricity and steam revenues	2,722.0	1,710.8	1,143.7	540.7	40.3
MWh produced	30,626	28,241	26,048	16,496	1,574
All-in electricity price per megawatt hour generated	$88.88	$60.58	$43.91	$32.78	$25.60
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     CalGen is a Delaware limited liability company and an indirect wholly owned subsidiary of Calpine. We are engaged, through our subsidiaries, in the construction, ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States of America. We indirectly own 14 power generation facilities that have an aggregate combined estimated peak capacity of 9,815 MW (nominal 8,416 MW without peaking capacity). Our aggregate combined estimated peak capacity represents approximately 37.1% of Calpine’s 26,459 MW of aggregate estimated peak capacity in operation at December 31, 2005. Thirteen of our facilities are natural gas-fired combined cycle facilities, and the fourteenth, our Zion facility, is a natural gas-fired simple cycle facility. As of December 31, 2005, all 14 of our facilities were operating.
     Our revenues are generated from the sale of electrical capacity and energy together with a by product, steam, through a series of agreements with third parties and through the Fixed Price and Index Based Agreements with CES, which were entered into in connection with our refinancing on March 23, 2004. Previously, CES had purchased most of the available capacity and energy of our facilities, including ancillary services and other generation-based products and services, at negotiated internal transfer prices agreed upon when the various facilities commenced operations. In addition, CES supplied substantially all fuel requirements to the facilities, also at negotiated internal transfer prices. Under the Fixed Price and Index Based Agreements, CES purchases a portion of our energy at a fixed price and all of our remaining energy (after sales pursuant to our third-party agreements) at floating prices based on day-ahead energy and gas prices. See Item 1. “Business — Principal Agreements.”
     All amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the restatement discussed below and in Note 2 of the Consolidated Financial Statements. See “Liquidity and Capital Resources” below for discussion of the financial challenges facing CalGen.
     In 2005, we recorded impairment charges totaling $1.2 billion on power plants in operation related to our Chapter 11 filings.
     Currently, we operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with Chapter 11 of the Bankruptcy Code. The tasks and challenges we face related to our Chapter 11 cases are primarily performed by Calpine as we have no employees. Calpine is currently devoting a substantial amount of its resources to the Debtors’ (including the CalGen Debtors’) Chapter 11 restructuring, which includes developing a plan of reorganization, developing a new business plan, resolving claims disputes and contingencies, and determining enterprise value and capital structure. In addition to financial restructuring activities, management is also preparing to operate the Company after our emergence from Chapter 11 protection.
     Key opportunities and challenges that are involved in this process include:
•	developing and executing a new business plan, to include the CalGen Debtors, to enhance the value of our core assets and businesses during the pendency of our Chapter 11 cases;

•	preserving and enhancing liquidity while spark spreads (the differential between power revenues and fuel costs) are depressed;

•	lowering costs of production and overhead through various efficiency programs;

•	developing, proposing, confirming and implementing a plan or plans of reorganization; and

•	emerging from Chapter 11 as a stronger, more competitive company.
Restatement of Previously Issued Financial Statements
     In connection with preparing our December 31, 2005 financial statements, we determined that our net losses for the years ended December 31, 2004 and 2003 had been overstated for the reasons described below. Accordingly, our management, with the concurrence of our Board of Directors, concluded that our consolidated balance sheet as of December 31, 2004, and our consolidated statements of operations, member’s equity and cash flows for the years ended December 31, 2004 and 2003 (and all quarterly periods contained therein) and each of the quarterly and year to date periods reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 required restatement.
     Income taxes — We determined that deferred tax liabilities should have been allocated to us related to certain plant assets contributed by Calpine to us via the transfer of Calpine’s equity ownership interest therein. These assets had been acquired by Calpine in a transaction that resulted in a step-up in the book basis of the assets to the purchase price values but for which a step-up of the tax basis of the assets is not allowed. The resultant deferred tax liabilities totaling $175.1 million should have been pushed down to our books when Calpine transferred the assets to us to account for the difference in the book and tax basis of the assets. Instead, we initially recorded amounts related to these deferred tax liabilities as subordinated Parent debt, which was later converted to equity invested in us by Calpine at the time of the 2004 Refinancing. As a result of these errors, changes in deferred tax liabilities were not reflected in the periodic income tax provision from 2000 through 2004 and valuation allowances were established against deferred tax assets associated with net operating losses that would not have been necessary had the full amount of deferred tax liabilities been taken into account. Amounts reported for net deferred income tax liabilities were understated by $30.2 million and $49.3 million as of December 31, 2004 and 2003, respectively, and net losses were overstated for income tax benefits not recognized in the amount of $19.2 million and $68.6 million for the years ended December 31, 2004 and 2003, respectively. Accordingly, we have restated our consolidated balance sheet as of December 31, 2004 and our consolidated statements of operations, member’s equity and cash flows for the years ended December 31, 2004 and 2003 to correct these errors. We also recorded a prior period adjustment to increase beginning member’s equity as of January 1, 2003 for tax benefits not previously recognized in 2000, 2001 and 2002 in the amount of $57.2 million and have adjusted our balance of subordinated Parent debt contributed as capital in 2004 by $175.1 million to properly reflect our deferred income tax liabilities.
     Fuel Expense — We determined through our intercompany reconciliation procedures that we overpaid our affiliate, CES, by $4.2 million for fuel expenses during the year ended December 31, 2004 and $18.6 million through the nine months ended September 30, 2005. The error was the result of failure to deduct fuel quantities provided directly to our Channel and Corpus Christi facilities by unrelated parties (the steam hosts) when calculating CES’ net payment to us for power generated net of fuel cost. We include all fuel quantities used by the plant in our calculation of fuel cost netted with power sales to CES unless the fuel quantities are provided by unrelated parties. Failure to deduct these quantities from our calculation of fuel cost resulted in a lower net payment received from CES and a corresponding overstatement of fuel expense. Accordingly, we have restated fuel expense and accounts receivable due from CES by $4.2 million as of and for the year ended December 31, 2004 and $18.6 million through the nine months ended September 30, 2005.
     Deferred transmission credits — We determined that we incorrectly classified $14.0 million and $18.1 million of pre-payments made for point-to-point deferred transmission credits and $24.5 million and $4.6 million in reimbursement payments received for point-to-point deferred transmission credits in the statement of cash flows for the years ended December 31, 2004 and 2003, respectively. The amounts were previously included in cash flows from operating activities within changes in prepaid assets (in changes in operating assets and liabilities). We have determined that these pre-payments made, and receipt of payments, for transmission rights had more of the characteristics of investing cash flows than operating cash flows due to their nature and longer term and therefore should have been included in cash flows from investing activities. We have restated our consolidated statements of cash flows for the years ended December 31, 2004 and 2003 to properly classify such amounts.
Chapter 11 Considerations
     On December 21, 2005, we filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. See Item 1. “Business — Proceedings Under Chapter 11 of the Bankruptcy Code” and Note 4 of the Notes to Consolidated Financial Statements for more information regarding these proceedings.
     On December 21, 2005, the Bankruptcy Court granted Calpine interim approval to use up to $500 million of the $1.0 billion revolving facility under the $2.0 billion DIP Facility. On January 26, 2006, the Bankruptcy Court granted final approval of the DIP Facility. The DIP Facility was amended and restated on February 23, 2006. The DIP Facility consists of a $1 billion revolving credit facility (including a $300 million letter of credit subfacility and a $10 million swingline subfacility), priced at LIBOR plus 225 basis points or base rate plus 125 basis points; a $400 million first-priority term loan, priced at LIBOR plus 225 basis points or base rate plus 125 basis points; and a $600 million second-priority term loan, priced at LIBOR plus 400 basis points or the base rate plus 300 basis points. The CalGen Debtors, along with the other Debtor subsidiaries of Calpine, guarantee, on a secured basis, the obligations of Calpine under the DIP Facility. Borrowings under the DIP Facility are secured by liens on all of Calpine’s unencumbered assets and junior liens on all of its encumbered assets, including the assets of the CalGen Debtors. The DIP Facility will remain in place until the earlier of Calpine’s plan of reorganization going effective or December 20, 2007.
     At December 31, 2005, the maximum potential future payment on the CalGen Debtors’ guarantees was $25.0 million, the amount then outstanding under the DIP Facility. Subsequent to December 31, 2005, additional amounts have been drawn under the term loan facilities under the DIP Facility and amounts borrowed under the revolving facility have been repaid such that, as of June 30, 2006, there was $999.1 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and $3.4 million of letters of credit had been issued against the revolving facility. In accordance with FIN 45, we do not record a liability related to the guarantees as each guarantee is a subsidiary’s guarantee of the debt owed to a third party by its parent.
     In addition, the Bankruptcy Court approved cash collateral and adequate assurance stipulations in connection with the approval of the DIP Facility, which has allowed the Debtors’ activities to continue to function. The Debtors also sought and obtained Bankruptcy Court approval through its “first day” and subsequent motions to continue to pay critical vendors, meet pre-petition and post-petition payroll obligations, maintain cash management systems, collateralize certain gas supply contracts, enter into and collateralize trading contracts, pay taxes, continue to provide employee benefits, maintain insurance programs and implement an employee severance program, which has allowed us as well as Calpine to continue to operate our existing business in the ordinary course. In addition, The Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow Calpine to restrict trading of Calpine’s common stock (and related securities), which trading could negatively impact our accrued NOL carryforwards and other tax attributes. However, we can provide no assurances that such restrictions will prevent our NOL carryforwards or other tax attributes from being negatively impacted, nor can we can provide any assurances that our NOL carryforwards will exist after our Chapter 11 restructuring or that our ability to utilize our NOL carryforwards, to the extent they do exist, may not be significantly limited as a result of our reorganization.
     The Bankruptcy Court has established August 1, 2006, as the bar date for filing proofs of claim against the CalGen Debtors’ estates. Under certain limited circumstances, some creditors will be permitted to file claims after August 1, 2006. Differences between the amounts recorded and proofs of claim filed by the creditors will be investigated and resolved through the claims reconciliation process. Because of the number of creditors and claims, the claims reconciliation process may take considerable amount of time to complete and we expect will continue after our emergence from Chapter 11. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to such allowed claims be presently determined. Notwithstanding the foregoing, we have recognized certain charges related to expected allowed claims. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, we will make adjustments to the liabilities recorded in our financials statements as appropriate. Any such adjustments could be material to our consolidated financial position and results of operations in any given period.
     On April 11, 2006, the Bankruptcy Court granted the Debtors’ application for an extension of the period during which they have the exclusive right to file a reorganization plan or plans from April 20, 2006 to December 31, 2006, and granted the Debtors the exclusive right until March 31, 2007, to solicit acceptances of such plan or plans.
     Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 filings automatically stayed the initiation or continuation of most actions against the CalGen Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the Chapter 11 estates. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. As a result of this stay, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under a plan or plans of reorganization to be developed by the Debtors later in the Chapter 11 proceedings.
     While in Chapter 11, we expect our financial results to be volatile as asset impairments, asset dispositions, restructuring activities, the possibility of contract terminations and rejections, and claims assessments could significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance during Chapter 11. In addition, upon emergence from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements as a result of revisions to our operating plans effected in connection with our Chapter 11 reorganization and, if required to be applied, the impact of revaluing our assets and liabilities by applying fresh start accounting in accordance with SOP 90-7.

     We expect Calpine’s Chapter 11 cases, including our Chapter 11 cases to follow three general phases — stabilization, plan design and implementation. These phases are described below:
•	Stabilization — During this initial phase, Calpine is focused on stabilizing its business operations, including those of the CalGen Debtors and adjusting to the changes caused by Chapter 11. Its activities during this period include establishing working relationships with our various creditor committees and their advisors and performing a comprehensive lease and executory contract review process. Significant progress has been made in this phase and stabilization efforts will continue throughout 2006, particularly with regard to the lease and executory contract review process.

•	Plan Design — In this phase, Calpine will assess the business and prepare a business plan, evaluate claims made against the Debtors, including the CalGen Debtors, and prepare a plan of reorganization that is intended to maximize the value of the Chapter 11 estates. We are in the early stages of this phase now and will likely be in this phase throughout 2006. The period during which we have the exclusive right to propose a plan or plans of reorganization has been extended by the Bankruptcy Court to December 31, 2006, and we have the exclusive right to solicit acceptances of any such plans until March 31, 2007.

•	Implementation — In this phase, Calpine will continue to negotiate our plan of reorganization with creditor committees with the expectation that an agreed plan of reorganization, supported by Calpine’s official and ad hoc creditor committees, will be proposed and filed with the Bankruptcy Court. In addition, during this phase we will determine how the claims of various creditors, if any, will be satisfied. This is the final phase and we expect that it will result in our emergence from Chapter 11. However, we cannot be sure that at this time when or if we will emerge from Chapter 11. It is possible that some or all of the assets of any one or more of the Debtors, including CalGen Debtors, may be sold.
     As part of the Chapter 11 process, claims are filed with the Bankruptcy Court related to amounts that claimants believe the Debtors, including the CalGen Debtors, owe them. The Bankruptcy Court set August 1, 2006, as the bar date by which all claims against the CalGen Debtors were required to be filed. Under certain circumstances, some creditors will be permitted to file claims after August 1, 2006. An evaluation of actual or potential Chapter 11 claims, which are not already reflected as a liability on the balance sheet, must meet the SFAS No. 5 criteria before an additional liability can be recorded. Due to the close proximity of our Chapter 11 filing date to our fiscal year-end date, we have not been presented with significant additional claims that meet the SFAS No. 5 criteria (probable and can be reasonably estimated) to be accrued at December 31, 2005. However, if valid unrecorded claims are presented to the Company in future periods, we would need to accrue for them. See “ — Application of Critical Accounting Policies” for additional information.
Results of Operations
     Our revenues are generated from the following sources:
•	the sale of approximately 1,049 MW of electrical capacity and energy as well as steam to unrelated parties under several long-term agreements and the sale of RMR services to the CAISO;

•	the sale of 500 MW of on-peak capacity from our Delta and Los Medanos facilities, at a fixed price, to CES through December 31, 2009 pursuant to the Fixed Price Agreement;

•	the sale of off-peak, peaking and power augmentation products to CES at a fixed price through December 31, 2013 pursuant to the Index Based Agreement;

•	the sale of the remaining on-peak portion of our output (net of sales to unrelated parties and sales to CES as described above) to CES at a floating spot price that reflects the positive (if any, but never negative) difference between day-ahead power prices and day-ahead gas prices using indices chosen to approximate the actual power price that would be received and the actual gas price that would be paid in the market relevant for each facility, pursuant to the Index Based Agreement; and

•	payments to CalGen under a three-year Index Hedge with MSCG. The Index Hedge provides for semi-annual payments to CalGen by MSCG equal to the amount, if any, by which the “Aggregate Spark Spread Amount” calculated under the Index Hedge (which approximates the aggregate “Spark Spread Amount” calculated under the Index Based Agreement) falls below $50.0 million in each six-month period during the term of the Index Hedge. The Aggregate Spark Spread Amount equals the sum over each such six-month period of the individual facilities’ “Daily On-Peak Spark Spread Amounts” calculated under the Index Hedge.

     Prior to the 2004 Refinancing, for those fuel contracts where the title of fuel did not transfer to CalGen, the related power sales agreements were accounted for as tolling agreements, and the associated fuel costs were presented as a reduction of the related power revenues. The contracts executed with CES on March 23, 2004 (the Fixed Price and Index Based Agreements) are not considered to be tolling agreements since title to the gas transfers, and as such, the projects record gross revenue and fuel expense.
     Phase I of the Pastoria facility, consisting of one combustion turbine and one HRSG, as well as a steam turbine generator, commenced commercial operation in May 2005. Phase II of the facility, consisting of two combustion turbines and two HRSGs, as well as a steam turbine generator, commenced commercial operation in July 2005.
     The financial results discussed below reflect past performance of the projects that have commenced commercial operation and are not expected to be indicative of future results. As discussed above, in March 2004, we entered into new contractual arrangements that materially changed our revenues and expenses for periods after such date. In addition, in the past, our business had been focused on the development and construction of power facilities. We have now completed development and construction of all 14 of the facilities and our business is focused on the operation of those facilities.
     As indicated above, our historical financial performance is likely not indicative of our future financial performance during Chapter 11 cases and beyond because, among other things: (1) we expect to dispose of certain plants that do not generate positive cash flow or that are considered non-strategic; (2) we have begun to implement overhead reduction programs; and (3) we may reject unprofitable or burdensome contracts. During the pendency of our Chapter 11 cases, we expect to incur substantial reorganization expenses and could record additional impairment charges albeit at different levels than we incurred in 2005. In addition, as part of our emergence from Chapter 11 protection, we may be required to adopt fresh start accounting in a future period. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting may be different from historical trends.
     We expect that through the programs implemented to date, together with those emanating from our plan of reorganization, once completed and approved, we will emerge from Chapter 11 protection on a more financially sound and profitable basis.
Year Ended December 31, 2005 compared to Year Ended December 31, 2004
(in millions, except for unit pricing information, percentages and MW volumes)
In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets. Decreases in revenue/income or increases in expense (unfavorable variances) are shown with brackets.
   Revenue

	2005	2004	$ Change	% Change
Electricity revenue — related party	$2,184.0	$1,258.1	$925.9	73.6%
Electricity and steam revenue — unrelated -party	542.3	452.8	89.5	19.8%
Mark-to-market activity, net	(11.4)	(9.1)	(2.3)	(25.3)%
Sale of purchased power	5.5	3.2	2.3	71.9%
Other revenue	4.3	3.3	1.0	30.3%

Total revenue	$2,724.7	$1,708.3	$1,016.4	59.5%

     As discussed below, our electricity and steam revenues increased primarily as a result of increased generation and increased electric prices due to a full year under the Index Based Agreement and the Fixed Price Agreement, which have more favorable pricing than the arrangements in place prior to the 2004 Refinancing.
     Average megawatts in operation of our consolidated baseload plants increased by 10.9% to 8,962 MW and total generation increased by 8.4% to 30,591 MW. Increased generation of electricity and steam revenue is primarily due to completed construction and operation of the Pastoria facility in mid 2005 and a full year of generation from the Goldendale facility completed in September 2004. New revenue generated at the Pastoria and Goldendale facilities contributed $206.4 million and $62.2 million, respectively, of the total increase. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 39.0% in 2005 from 39.7% in 2004 primarily because of the impact of planned and forced outages, primarily at Channel, Baytown and Corpus Christi.

     Electric prices increased with the execution of the Fixed Price and Index Based Agreements on March 23, 2004. Average all-in realized electric price increased by 46.7% to $88.88/MWh in 2005 from $60.58/MWh in 2004, primarily because of higher prices as calculated under the Fixed Price and Index Based Agreements and additional contracted steam revenues in 2005. Prior to March 23, 2004, CES purchased most of the available capacity and energy at negotiated internal transfer prices. Under the Fixed Price and Index Based Agreements, CES purchases a portion of the energy at a fixed price and all of the remaining energy (after sales pursuant to our third-party agreements) at floating prices based on day-ahead energy and gas prices. Additionally, prior to the 2004 Refinancing, the gas purchase and power sales agreements at Delta and Los Medanos were accounted for as tolling agreements. As such, only the net payment received under the tolling agreement was recognized as revenue as compared to the current agreement whereby both revenues and fuel costs are recognized separately. Revenues at Delta and Los Medanos increased by approximately $167.5 million in part as a result of these agreements. However, the increase at these facilities was primarily the result of higher index prices, partially offset by decreased volumes. This increase was also partially offset by lost revenues at Delta primarily due to maintenance outages in 2005.
     To manage forward exposure to price fluctuations, we entered into a three-year Index Hedge with MSCG in March 2004. The Index Hedge provides for semi-annual payments to us if the aggregate spark spread amount calculated under the Index Hedge for any six-month period during the term of the Index Hedge is less than $50 million. No payments have been made under the Index Hedge to date. Mark-to-market activity, net related to the Index Hedge decreased $2.3 million primarily due to the increase of $3.7 million in realized losses, partially offset by an decrease of $1.4 million in unrealized losses. The 2004 loss in mark-to-market activities represents realized and unrealized losses on the Index Hedge. Realized loss represents the amortization of the excess of the amount paid for the Index Hedge over its internally calculated fair value at the date of purchase. Unrealized loss represents changes in the value of the Index Hedge.
     Sale of purchased power increased $2.3 million as we purchased more replacement power to meet contract sales requirements in 2005 primarily at the Channel facility, which was shut down for three months due to forced outages during 2005. There were less than two weeks of forced outages at Channel in 2004.
  Cost of Revenue

	2005	2004	$ Change	% Change
		(restated)
Plant operating expense — related party	$218.9	$173.2	$(45.7)	(26.3)%
Fuel expense — related party	1,991.2	1,182.0	(809.2)	(68.5)%
Purchased power expense	9.8	3.3	(6.5)	(197.0)%
Depreciation and amortization expense	181.7	151.7	(30.0)	(19.8)%
Power asset impairment expense	1,188.0	—	(1,188.0)	(100.0)%
Provision for doubtful accounts	105.9	5.4	(100.5)	(1861.1)%

Total cost of revenue	$3,695.5	$1,515.6	$(2,179.9)	(143.8)%

     The increase in plant operating expense is primarily due to the Pastoria facility’s commencement of commercial operations in mid 2005. In addition, the Goldendale and Columbia power plants achieved commercial operations in 2004 and incurred a full year of operating expense in 2005. The Pastoria, Goldendale and Columbia facilities contributed $15.0 million, $12.1 million and $6.4 million, respectively, of additional plant operating expense. Plant operating expense also increased as a result of planned and forced outages in 2005 at the Channel and Corpus Christi facilities. The increase in plant operating expense in 2005 was partially offset as a result of costs of $10.0 million for the year ended December 31, 2004 related to scheduled maintenance outages at our Freestone facility, which did not recur in 2005. Expressed per MWh of generation, plant operating expense increased by 13.1% from $6.32/MWh to $7.15/MWh due primarily to the impact of forced outages at the Channel and Columbia facilities.
     Fuel expense increased in 2005 primarily due to a combination of a 55.4% increase in average natural gas prices and a 8.4% increase in gas-fired MWh generated. Additionally, $235.8 million of the increase related to the Delta and Los Medanos facilities due to the replacement of certain tolling agreements at Delta and Los Medanos, which existed in the first quarter of 2004 before the 2004 Refinancing. Under the tolling agreements in effect until the 2004 Refinancing, electricity revenues and fuel expenses were netted, such that only the net payment received under the tolling agreement was recognized as revenue as compared to the current agreements whereby revenues and fuel costs are each recognized separately. Additionally, as noted above, the Pastoria facility achieved commercial operations in 2005 and the Goldendale and Columbia facilities achieved commercial operation in 2004, which contributed $154.1 million, $49.3 million and $30.5 million, respectively, of the total increase.

     Purchased power expense increased as we purchased more replacement power to meet contract sales requirements primarily due to outages at our Channel facility, which was shut down for three months of forced outages during 2005 as noted above. There were less than two weeks of forced outages at Channel in 2004.
     Depreciation and amortization expense increased due to the additional capacity brought on line as discussed above.
     During the fourth quarter of 2005, we recorded $1,188.0 million in power asset impairments, primarily at the Goldendale, Columbia, Carville and Decatur facilities. The impairment resulted from a convergence of multiple facts and circumstances arising during the fourth quarter of 2005, including: (i) restrictions that arise from our Chapter 11 filings, including the need to obtain support or approvals from the Bankruptcy Court, Calpine’s creditors’ committees and the DIP Facility lenders before executing certain of our key business decisions; (ii) the probability of near-term action to sell operating plants that currently have significant negative cash flow is more likely as part of our reorganization and restructuring process; (iii) the possibility some or all of our contracts with our affiliates could be rejected and the fact that our Chapter 11 filings and related credit constraints make it much more difficult to secure other long-term PPAs with electrical utilities or other customers that would have allowed merchant power plants with current negative cash flow (until spot market prices and spark spreads recover) to become profitable; and (iv) historically high and very volatile natural gas prices in recent times. No asset impairments were recognized in 2004.
     In 2005 we incurred $102.8 million in allowance for bad debts on accounts receivable from related parties, which is due to the uncertainty of collection as a result of the Chapter 11 filings of the other Debtors. Additionally, we recognized $3.1 million in allowance for bad debts related to accounts receivable from unrelated parties.
  Other (Income)/Expenses

	2005	2004	$ Change	% Change
Long-term service agreement cancellation charge	$23.5	$3.8	$(19.7)	(518.4)%
Sales, general and administrative expense — related party	16.2	11.5	(4.7)	(40.9)%
Interest expense — related party	—	72.2	72.2	100.0%
Interest expense — unrelated party	240.6	160.8	(79.8)	(49.6)%
Interest income	(4.8)	(2.5)	2.3	92.0%
Other expense, net	4.1	0.9	(3.2)	(355.6)%
     In 2005, the Company terminated its long-term service agreements with General Electric International, Inc. at Carville, Corpus Christi, Freestone, Los Medanos, Oneta, and Zion resulting in a cancellation charge of $23.5 million. In 2004, the Company terminated its long-term service agreement at Los Medanos resulting in a cancellation charge of $3.8 million. Calpine indemnifies the Company for all costs associated with the cancellation of these agreements.
     Sales, general and administrative (“SGA”) expense, which includes an allocation from Calpine, increased in 2005 due, in part, to an increase in the allocation resulting from the operation of new plants and an overall increase in SGA costs incurred by Calpine.
     Interest expense — related party did not exist in 2005 due to the 2004 Refinancing in March 2004. Prior to the 2004 Refinancing, CalGen had received additional financing from Calpine of approximately $4.2 billion in the form of subordinated Parent debt. At the time of the 2004 Refinancing, the subordinated Parent debt was converted to equity by Calpine in a non-cash capital contribution. Partially offsetting the decrease in related party interest expense was an increase in unrelated party interest expense. This increase is primarily due to CalGen debt under the Notes, Term Loans and Revolving Credit Facility, which replaced the Construction Facility in March 2004. This debt is predominantly at floating interest rates, which increased in 2005 compared to 2004 (weighted average rate of approximately 9.4% during 2005 compared with a weighted average interest rate of 2.6% on the Construction Facility and 8.6% on the CalGen project debt during 2004). In addition, $47.9 million of the increase is due to the new plants entering commercial operations at which time capitalization of interest expense at these plants ceased.
     Interest income increased primarily due to the increase of average cash balances and interest rates in 2005.
     Other expense, net was unfavorable primarily due to non-recurrence of other income of $0.8 million recorded in 2004 at Corpus Christi as a result of a water capacity agreement termination. In addition, an increase in letter of credit fees in 2005 at Goldendale and Zion in the amount of $0.3 million and $0.4 million, respectively, contributed to the unfavorable variance.

     Year Ended December 31, 2004 compared to Year Ended December 31, 2003
     (in millions, except for unit pricing information, percentages and MW volumes)
     In the comparative tables below, increases in revenue/income or decreases in expense (favorable variances) are shown without brackets. Decreases in revenue/income or increase in expense (unfavorable variances) are shown with brackets.
  Revenue

	2004	2003	$ Change	% Change
Electricity and steam revenue — related party	$1,258.1	$779.2	$478.9	61.5%
Electricity and steam revenue — unrelated party	452.8	369.2	83.6	22.6%
Mark-to-market activity, net	(9.1)	—	(9.1)	(100.0)%
Sale of purchased power	3.2	7.7	(4.5)	(58.4)%
Other revenue	3.3	3.3	—	—

Total revenue	$1,708.3	$1,159.4	$548.9	47.3%

     Electricity and steam revenue increased as we completed construction and brought into operation the Goldendale and Columbia baseload power plants during September 2004 and May 2004, respectively, and brought into operation the expansion of the Morgan baseload power plant in January 2004. Electricity and steam revenue also increased as we completed construction and brought into operation the Morgan and Carville baseload power plants during July 2003 and June 2003, respectively, and brought into operation the expansion of the Decatur, Oneta and Zion baseload power plants all during June 2003. Average MW in operation of our consolidated plants increased by 25.2% to 8,084 MW and total generation increased by 8.7% to 28,211 MW. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 39.7% in 2004 from 45.9% in 2003 primarily because of unattractive margins in the merchant market reflecting near-term over-supply conditions. Our projects in the Southeast experienced an average baseload capacity factor of 11.6% in 2004. The overall increase in revenue was due to an increase in generation combined with the increase in average pricing, which increased 38.0% as average realized electricity prices increased to $60.58/MWh in 2004 from $43.91/MWh in 2003, primarily because of the new contractual arrangements entered into in March 2004, which replaced the tolling arrangements that existed in 2003.
     To manage forward exposure to price fluctuations, the Company entered into a three-year Index Hedge with MSCG in March 2004. No payments were made under the Index Hedge in 2004. The 2004 loss in mark to market activities represents realized and unrealized losses on the Index Hedge. Realized loss on derivative instruments is accounted for in accordance with EITF 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” and represents the amortization of the excess of the amount paid for the Index Hedge over its internally calculated fair value at the date of purchase. Unrealized loss represents changes in the value of the Index Hedge.
Cost of Revenue

	2004	2003	$ Change	% Change
	(restated)
Plant operating expense — related party	$173.2	$129.7	$(43.5)	(33.6)%
Fuel expense	1,182.0	770.2	(411.8)	(53.5)%
Purchased power expense	3.3	12.4	9.1	73.4%
Depreciation and amortization expense	151.7	121.0	(30.7)	(25.4)%
Provision for doubtful accounts	5.4	1.9	(3.5)	(184.2)%

Total cost of revenue	$1,515.6	$1,035.2	$(480.4)	(46.4)%

     Plant operating expense increased as we completed construction and brought into operation the Goldendale and Columbia baseload power plants and brought into operation the expansion of the Morgan baseload power plant in 2004. Plant operating expense also increased as we completed construction and brought into operation the Morgan and Carville baseload power plants and brought into operation the expansion of the Decatur, Oneta and Zion baseload power plants in 2003. Expressed per MWh of generation, plant operating expense increased from $5.05/MWh to $6.32/MWh as we experienced a drop in the baseload capacity factor from 45.9% in 2003 to 39.7% in 2004.
     As noted above we completed construction and brought into operation the Goldendale and Columbia facilities and brought into operation the expansion of the Morgan facility in 2004. Additionally, we completed construction and brought into operation the Morgan and Carville facilities and brought into operation the expansion of the Decatur, Oneta and Zion facilities in 2003. Our generation increased by 8.7% as a result. Fuel expense increased in 2004 due to this increase in gas-fired MWh generated and because of a 40.8% increase in natural gas prices.
     Purchased power expense decreased due to outages at our Channel and Corpus Christi facilities in 2003. Channel experienced a shorter outage in 2004.

     Depreciation and amortization expense increased due to the additional capacity brought on line as explained above.
   Other (Income)/Expenses

	2004	2003	$ Change	% Change
Long-term service agreement cancellation charge	$3.8	$—	$(3.8)	(100.0)%
Sales, general and administrative expense	11.5	5.6	(5.9)	(105.4)%
Other operating expense	—	0.2	0.2	100%
Interest expense — related party	72.2	255.7	183.5	71.8%
Interest expense — unrelated party	160.8	57.0	(103.8)	(182.1)%
Interest income	(2.5)	(2.1)	0.4	19.0%
Other expense, net	0.9	0.2	(0.7)	(350.0)%
     In 2004, the Company terminated its long-term service agreement at Los Medanos resulting in a cancellation charge of $3.8 million. Calpine has agreed to indemnify the Company for all costs associated with the cancellation of these agreements.
     Sales, general and administrative expense increased in 2004 due to the operation of new plants and increases in information technology costs and other administrative expenses. In addition, the increase is the result of increased accounting and related fees of $1.6 million associated with our refinancing in March 2004. Sales, general and administrative expense expressed per MWh of generation increased to $0.40/MWh in 2004 from $0.22/MWh in 2003.
     Interest expense, related party decreased primarily due to the refinancing that occurred in March 2004. At the time of this refinancing, the $4.2 billion of subordinated Parent debt was converted to equity by Calpine in a non-cash capital contribution. Partially offsetting the decrease in related party interest expense was an increase in unrelated party interest expense. This increase is primarily due to the CalGen debt from the Notes, Term Loans and Revolving Credit Facility, which replaced the Construction Facility in March 2004. This debt accrued interest at a weighted average of approximately 8.6% during 2004 compared with a weighted average interest rate of 2.6% on the Construction Facility. In addition, $11.0 million of the increase is due to the new plants entering commercial operations at which time capitalization of interest expense ceased and interest expense commenced.
     $1.1 million of the increase in interest income is attributable to the origination of a note receivable in May 2004 at the Columbia Energy Center with its steam host, Eastman. This increase was partially offset by a decrease of $0.6 million at Delta due to a decrease in cash balances that bear interest.
     Other expense, net increased primarily due to a $1.3 million increase in letter of credit fees at the Zion, Columbia and Decatur Energy Centers. This increase was partially offset by approximately $0.8 million of income related to the cancellation of a capacity contract at Corpus Christi.
Liquidity and Capital Resources
     Currently, we are operating our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court. In general, as debtors-in-possession, we are authorized to continue to operate our business in the ordinary course, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Accordingly, the matters described in this section may be significantly affected by our Chapter 11 cases, the Chapter 11 cases of the other Debtors and the other factors described in the risk factors included in Item 1A. “Risk Factors.”
     As a result of our Chapter 11 filings and the other matters described herein, including the uncertainties related to the fact that we have not yet had time to complete and have approved a plan of reorganization, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process, including the restructuring of Calpine and the other Debtors; (iv) our ability to comply with our debt agreements, including the DIP Facility, and the adequate assurance provisions of the Cash Collateral Order; (v) the ability of Calpine to continue to meet the DIP Facility requirements; and (vi) our ability to achieve profitability following a restructuring. Additionally, because of our significant relationships with Calpine, CES and COSCI, we are also dependent upon those entities to continue to operate as a going concern. These challenges are in addition to those operational and competitive challenges faced by us in connection with our business. In conjunction with Calpine and our advisors, we are working to design and implement strategies to ensure that we maintain adequate liquidity and will be able to continue as a going concern. See “— Overview — Chapter 11 Considerations” for further discussion. However, there can be no assurance as to the success of such efforts.

Chapter 11 Cases and Financing Activities
     As discussed above, most of our revenues are generated from the sale of electrical capacity and energy through agreements with CES, which is a subsidiary of Calpine. Consequently, our cash flows from operations are dependent on cash generated from these sales. There is no assurance, however, that Calpine or its affiliates can continue to meet their obligations under their agreements with us including, in particular, the Index Based and Fixed Price Agreements, in the near term or otherwise. If Calpine is unable to meet its obligations under these agreements, we would be required to enter into power purchase agreements and arrange for scheduling and marketing services and operating and maintenance services with third parties. If we were unable to secure these agreements on acceptable terms or at all, we anticipate that it would have a material adverse effect on our financial condition and results of operations and could cause us to be unable to make payments under our outstanding indebtedness, including our outstanding Notes and Term Loans.
     Our business is capital intensive. Our ability to successfully reorganize and emerge from Chapter 11 protection, while continuing to operate our current fleet of power plants, including maintaining our relationships with vendors, suppliers, customers and others with whom we conduct or seek to conduct business, is dependent on the continued availability of capital on attractive terms. As described below, our parent, Calpine, has entered into, and obtained Bankruptcy Court approval of, a $2 billion DIP Facility which we believe will be sufficient to support our operations for the anticipated duration of our Chapter 11 cases. However, Calpine is not required to use borrowings under the DIP Facility to support our operations and we can provide no assurances that Calpine will use any borrowings to support our operations should the need arise. In addition, Calpine has obtained Bankruptcy Court approval of several other matters that we believe are important to maintaining our ability to operate in the ordinary course during our Chapter 11 cases, including (i) its cash management program (as described below), (ii) payments to its vendors and suppliers necessary in order to keep its facilities operational and (iii) procedures for the rejection of certain leases and executory contracts. In order to improve our liquidity position, we also expect Calpine to reduce overhead and discontinue certain activities, particularly those without near term profit potential. In addition, we expect that certain power plants or other of our assets may be sold, and that commercial operations may be suspended at certain of our power plants during our reorganization effort.
     Prior to our Chapter 11 filings, we obtained cash from our operations; borrowings under credit facilities; and issuances of debt. We utilized this cash to fund our operations, service or prepay debt obligations, develop and construct power generation facilities, finance capital expenditures, and meet our other cash and liquidity needs. Our outstanding debt obligations are summarized below under “Contractual Obligations.” In general, we continue to pay current interest on our secured debt. As discussed in Item 1. “Business — Strategy” Calpine has initiated a comprehensive program designed to stabilize, improve and strengthen its core power generation business and financial health. As part of this program, Calpine has begun to implement staff reductions of approximately 1,100 positions, or over one third of its pre-petition workforce, which are expected to be completed by the end of 2007.
     DIP Facility. On December 20, 2005, Calpine entered into a $2 billion DIP Facility, which, as amended and restated as of February 23, 2006, is comprised of a $1 billion revolving credit facility priced at LIBOR plus 225 basis points, a $400 million first-priority term loan priced at LIBOR plus 225 basis points or base rate plus 125 basis point and a $600 million second-priority term loan priced at LIBOR plus 400 basis points or base rate plus 300 basis points. Calpine is the borrower under of the DIP Facility, which is guaranteed by all of the other Debtors, including the CalGen Debtors. The Bankruptcy Court granted interim approval the DIP Facility on December 21, 2005, but initially limited Calpine’s access under the DIP Facility to $500 million under the revolving credit facility. On January 26, 2006, the Bankruptcy Court entered a final order approving the DIP Facility and removing the limitation on Calpine’s ability to borrow thereunder. On February 23, 2006, the DIP Facility was amended and restated and the term loans were funded. Deutsche Bank Securities Inc. and Credit Suisse were co-lead arrangers for the DIP Facility, which is secured by first priority liens on all of the unencumbered assets of the Debtors, including the CalGen Debtors and junior liens on all of their encumbered assets. The DIP Facility will remain in place until the earlier of an effective plan of reorganization or December 20, 2007.
     On May 3, 2006, the DIP Facility was amended to, among other things, provide Calpine with extensions of time to provide certain financial information to the DIP Facility lenders, including financial statements for the year ended December 31, 2005, and for the quarter ended March 31, 2006. In addition, the lenders under the DIP Facility consented to the use of borrowings under the DIP Facility to repay a portion of the First Priority Notes, subject to the Bankruptcy Court’s approval of such repayment. In July 2006, the DIP Facility lenders consented to the assignment of certain PPAs by Broad River Energy, LLC, our subsidiary that leases the Broad River facility pursuant to a leveraged lease, to the owner-lessors of such facility in connection with a settlement agreement with the owner-lessors. The DIP Facility lenders also consented to Broad River’s granting to the owner-lessors a temporary security interest in the same PPAs until FERC approves the assignment. The July 2006 consent was conditioned upon the Bankruptcy Court’s approval of the settlement agreement with the owner-lessors, and the Bankruptcy Court approved the settlement agreement on June 27, 2006. FERC approval of the assignment of the PPAs is pending.

     Pursuant to the DIP Facility, Calpine is subject to a number of affirmative and restrictive covenants, reporting requirements and financial covenants. To our knowledge, Calpine is in compliance therewith as of the date of this Report. In addition, as guarantors, the CalGen Debtors are subject to certain affirmative and restrictive covenants under the DIP Facility and, as of the date here, are in compliance therewith.
     Cash Management. The Debtors have received Bankruptcy Court approval to continue to manage their cash in accordance with their pre-existing intercompany cash management system during the pendency of the Chapter 11 cases. This allows us to maintain our existing bank and other investment accounts and to continue to manage our cash accounts, which are separate from Calpine’s. Such cash management systems are subject to the requirements of the DIP Facility, Cash Collateral Order and the 345(b) Waiver Order. Pursuant to the cash management system, and in accordance with our cash collateral requirements in connection with the DIP Facility and relevant Bankruptcy Court orders, intercompany transfers are generally recorded as intercompany loans. Upon the closing of the DIP Facility, the cash balances of the Debtors (each of whom is a participant in the cash management system) became subject to security interests in favor of the DIP Facility lenders. The DIP Facility provides that all unrestricted cash of the Debtors and certain other subsidiaries exceeding a $25 million threshold be maintained in a concentration account at Deutsche Bank. In addition, the DIP Facility provides that all unrestricted cash of the Debtors and certain other subsidiaries, including amounts below the $25 million threshold, be maintained in a concentration account at Deutsche Bank, if the agents so elect, upon 90 days prior written notice of the DIP Facility agents.
     Expedited Procedures for the Rejection of Executory Contracts and Unexpired Leases; Assumption of Unexpired Leases. On December 21, 2005, the Bankruptcy Court approved expedited procedures for the rejection of executory contracts and unexpired leases of personal and non-residential real property. In general, unless otherwise agreed by the parties or approved by the Bankruptcy Court, interested parties have ten days after we have filed a motion to reject a lease or executory contract to file objections. If no objections are filed, the lease or executory contract will be rejected. If an objection is filed, a hearing will be conducted by the Bankruptcy Court to determine whether or not to approve the rejection and any other matters raised by the objection. To date, we have not sought to reject any of our leases or executory contracts. See Item 1. “Business — Proceedings Under Chapter 11 of the Bankruptcy Code” for further discussion regarding assumption and rejection of executory contracts and leases.
     2004 Refinancing. Net proceeds from the 2004 Refinancing were used to repay the Construction Facility entered into in October 2000 and to pay fees and transaction costs associated with the 2004 Refinancing. The Notes and Term Loans are comprised of various tranches and, except for the 11.50% Third Priority Secured Notes Due 2011, carry a floating interest rate based on LIBOR plus a spread. The Third Priority Secured Notes Due 2011 carry a fixed interest rate of 11.5%.
     As part of the 2004 Refinancing, we entered into an agreement with a group of banks led by The Bank of Nova Scotia for a $200.0 million Revolving Credit Facility. This three-year facility is available for specified working capital purposes and for letters of credit. All amounts outstanding under the Revolving Credit Facility bear interest at either (i) the base rate plus 250 basis points, or (ii) LIBOR plus 350 basis points. At December 31, 2005 and 2004, there were $40.8 million and no outstanding borrowings under the facility, respectively. In addition, at December 31, 2005 and 2004, we had approximately $158.3 million and $190.0 million, respectively, in letters of credit outstanding under this Revolving Credit Facility to support fuel purchases and other operational activities. At December 31, 2005, the $40.8 million Revolving Credit Facility balance was drawn on CalGen letters of credit residing in CalGen’s Revolving Credit Facility to pay creditors for November gas purchases. No other borrowings were outstanding at December 31, 2005. Additional borrowings of $40.4 million under the Revolving Credit Facility for letters of credit were drawn in January for December gas purchases made by CES. An additional $30.0 million under the Revolving Credit Facility for letters of credit was drawn on April 1, 2006 as a deposit with Wisconsin Electric Power Company in lieu of renewing the letter of credit with them. Total borrowings from letter of credit drawings related to the Revolving Credit Facility are approximately $112.3 million at July 31, 2006.
     We also entered into a $750.0 million unsecured subordinated Working Capital Facility with CalGen Holdings, our sole member and a Debtor in the Chapter 11 cases, in connection with the 2004 Refinancing. Under the Working Capital Facility, which is guaranteed by Calpine, we may borrow funds only for specific purposes including claims under our business interruption insurance with respect to any of the facilities; losses incurred as a result of uninsured force majeure events and spark spread diminution after expiration of the Index Hedge with MSCG. Borrowings under the Working Capital Facility will bear interest at LIBOR plus 4.0% and interest will be payable annually in arrears and will mature in 2019. At December 31, 2005 and 2004, there were no outstanding borrowings under the Working Capital Facility.
     In addition, CalGen had previously received additional financing from Calpine in the form of subordinated Parent debt. Effective March 23, 2004, Calpine converted the subordinated Parent debt, totaling approximately $4.2 billion, to equity in a non-cash capital contribution.

     To manage forward exposure to price fluctuations, we entered into the Index Hedge in March 2004. The Index Hedge provides for semi-annual payments to us equal to the amount, if any, that the aggregate spark spread amount calculated under the Index Hedge for each six-month period during the term of the Index Hedge falls below $50.0 million. We paid $45.0 million for the Index Hedge, which is in place through April 1, 2007. No payments have been made to us under the Index Hedge to date.
     See Note 6 of the Notes to Consolidated Financial Statements for more information related to other financings and repurchases of various issuances of debt in 2005.
     Ultimately, whether we will have sufficient liquidity from cash flow from operations and borrowings available under the DIP Facility sufficient to fund our operations, including anticipated capital expenditures and working capital requirements, as well as to satisfy our current obligations under our outstanding indebtedness while we remain in Chapter 11 will depend, to some extent, on whether Calpine’s restructuring plan is successful, including whether we are able to realize cost savings from implementing that plan, as well as the other factors noted in Item 1A. “Risk Factors.” If however, as discussed above, Calpine and its affiliates reject, or are unable to meet their obligations under, their various agreements with us, in particular the Fixed Price and Index Based Agreements, we would be required to enter into power purchase agreements and arrange for scheduling and marketing services and operating and maintenance services with third parties. If we were unable to secure these third-party agreements on acceptable terms or at all, it would have a material adverse effect on our financial condition, results of operations, and cash flows and could cause us to be unable to make payments under our outstanding indebtedness, including the Notes and the Term Loans.
     On December 31, 2005, our liquidity totaled approximately $143.5 million. This only includes cash and cash equivalents on hand. While we have $750 million of borrowing capacity under our Working Capital Facility for specific permitted purposes, we are not permitted to borrow under the Working Capital Facility due to our Chapter 11 filing. If, as discussed above, Calpine and its affiliates are unable to meet their obligations under their agreements with us, including providing access to the Working Capital Facility, we would be unable to satisfy all obligations under our outstanding indebtedness unless we were able to enter into new third party agreements sufficient to support such obligations. As described above, there can be no assurance that Calpine and its affiliates will continue to be able to meet their obligations or, if they do not, that we will be able to enter into new third party arrangements upon acceptable terms or at all.
     Factors that could affect our liquidity and capital resources are also discussed above in Item 1A. “Risk Factors.”
     Cash Flow Activities — The following table summarizes our cash flow activities for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
		(In millions)
Beginning cash and cash equivalents	$64.5	$39.6	$25.6
Net cash provided by (used in):
Operating activities	163.8	268.1	175.1
Investing activities	(84.7)	(185.1)	(597.6)
Financing activities	(0.2)	(58.1)	436.5

Net increase in cash and cash equivalents	78.9	24.9	14.0

Ending cash and cash equivalents	$143.4	$64.5	$39.6

     Operating activities for the year ended December 31, 2005 provided net cash of $163.8 million, compared with $268.1 million and $175.1 million for the same periods in 2004 and 2003, respectively. The decrease in operating cash flow in 2005 compared with 2004 primarily relates to increased interest payments made during 2005. In 2004, $72.2 million of interest accrued on our Subordinated Parent Debt was contributed to capital by our Parent. As a result, cash payments to unrelated parties for interest totaled $216.1 million in 2005 compared to $86.6 million in 2004. This was partially offset by increase in cash receipts net of related fuel purchases in 2005 compared to 2004. Additional cash receipts, net of fuel purchases, from the Pastoria, Columbia and Goldendale facilities, which commenced operations in May 2005, May 2004 and September 2004 contributed to this increase. The increase in operating cash flow in 2004 compared with 2003 primarily relates to the completion and commencement of operations of the Columbia and Goldendale facilities. In addition, the Morgan and Carville facilities, as well as the expansion of Decatur, Oneta and Zion, went operational in 2003 and were generating operating cash flows for the entire year in 2004, as opposed to only a partial year in 2003. This additional generation, in addition to favorable contracts executed in connection with our 2004 Refinancing, resulted in an increase in operating cash flows from increased gross profit and positive changes in our working capital during 2004. This was partially offset by higher interest cost from third-party debt.

     Investing activities for the year ended December 31, 2005 consumed net cash of $84.7 million, compared with $185.1 million and $597.6 million in the same period of 2004 and 2003, respectively. In all periods capital expenditures for new construction of plants represent the majority of investing cash outflows. The decrease between periods is due to the completion of construction of several facilities during 2004 and 2005. In 2004, capital expenditures for new construction of plants were offset by a decrease in restricted cash as a result of the 2004 Refinancing.
     Financing activities for the year ended December 31, 2005 used net cash of $0.2 million, compared with using $58.1 million and providing $436.5 million in the same period in 2004 and 2003, respectively. Current year cash outflows are the result of the repayment of notes payable pursuant to a Water Agreement entered into with Contra Costa Water District for raw water service. In the same period of 2004, financing cash outflows were primarily the result of refinancing transactions, repayments of subordinated Parent debt and financing costs. In the same period of 2003, financing cash inflows were comprised primarily of borrowings under the Subordinated Parent Debt.
     Letter of Credit Facilities — At December 31, 2005 and 2004, we had approximately $158.3 million and $190.0 million, respectively, in letters of credit outstanding under our $200 million Revolving Credit Facility to support fuel purchases and other operational activities. At December 31, 2005, the $40.8 million Revolving Credit Facility balance was drawn on CalGen letters of credit to pay creditors for November gas purchases. No additional borrowings were outstanding at December 31, 2005.
     Working Capital — At December 31, 2005, we had a negative working capital balance (current assets less current liabilities) of approximately $2,321.2 million compared to a positive working capital balance of approximately $18.7 million at December 31, 2004. The negative working capital at December 31, 2005 was due to classifying all debt as current due to Chapter 11 related defaults.
     Credit Considerations — On March 1, 2006, Moody’s Investors Services withdrew its ratings on the Notes and Term Loans, after having lowered its credit ratings on our debt obligations, reduced our first priority debt to B3 from B2, our second priority debt to Caa1 from B3 and our third priority debt to Caa2 from Caa1 (with negative outlook). On May 12, 2005, Moody’s Investors Services had lowered its credit ratings on our debt obligations, reducing our first priority debt to B2 from B1, its second priority debt to B3 from B2 and its third priority debt to Cal from B3 (with negative outlook).
     On December 21, 2005, S&P lowered its credit ratings on our debt obligations, reducing our first priority debt to D from B, our second priority debt to D from B-, reducing our third priority debt to D from CCC+ (with negative outlook). On December 21, 2005, S&P also lowered the corporate rating on CalGen to D from B- (with negative outlook). On May 9, 2005, S&P had lowered its credit ratings on our debt obligations, reducing our first priority debt to B from B+, its second priority debt to B- from B, leaving its third priority debt unchanged at CCC+ (with negative outlook). On May 9, 2005, S&P also lowered the corporate rating on CalGen to B- from B (with negative outlook).
     Because the pricing of our debt is not linked to debt and credit ratings by the rating agencies and the majority of our revenues are from CES, a related party, we do not currently expect the downgrade to have a material impact on our financial position, results of operations, or cash flows. However, the downgrade could potentially impact the cost of doing business with others in the future or could impact our ability to refinance our debt or fund our growth in the capital markets.
     We believe that as we implement the steps of our business plan and then emerge from Chapter 11, our credit rating will be reestablished and will gradually improve.
     Capital Expenditures and Sources — We expect to make capital expenditures in 2006 with respect to major maintenance and miscellaneous projects of approximately $78 million. We expect to fund these expenditures through cash on hand and operating cash flow.
     Distributions to Sole Member - Under the indentures governing the Notes, we are generally permitted to make distributions to CalGen Holdings, our sole member, out of excess cash flow generated by operations, provided that cumulative cash flow is positive and that no default or event of default exists and there are no amounts outstanding under the Working Capital Facility. Given our Chapter 11 filings, we do not expect that any distributable collections (after the payment of operating expenses, debt service and deposits to the reserve accounts created in connection with the 2004 Refinancing) will be permitted. At December 31, 2005, cumulative cash flows were $145.9 million. However, cumulative distributions were $101.3 million for the same period due to our Chapter 11 filings on December 21, 2005, which constituted events of default under the indentures governing the Notes and the credit agreements governing the Term Loans. In accordance with these indentures and credit agreements, payments out of the excess cash flows were used to repay Calpine for major maintenance cost paid by Calpine on behalf of CalGen.

     Capital Availability — Under the Notes and Term Loans, our ability to borrow additional indebtedness is severely limited because of our Chapter 11 filings. We are also subject to limitations on our ability to borrow additional funds under the DIP Facility. If a need for capital does arise, either because our business changes or because the sources on which we are depending are not available, we may not be able to obtain such capital on terms that are attractive to us or at all.
     Long-term Service Agreement Cancellation — Long-term service agreements for maintenance of gas turbine generators at Carville, Corpus Christi, Freestone, Los Medanos, Oneta and Zion were canceled on June 8, 2005. We recorded a cost of $23.5 million as a result of these cancellations. Calpine reimbursed CalGen for these costs through a contribution of capital.
     Compliance with Covenants — The instruments governing the Notes and the Term Loans, the DIP Facility and certain of our other credit facilities, contain financial and other restrictive covenants that limit or prohibit our ability to incur indebtedness, make prepayments on or purchase indebtedness in whole or in part, pay dividends, make investments, lease properties, engage in transactions with affiliates, create liens, consolidate or merge with another entity or allow one of our subsidiaries to do so, sell assets, and acquire facilities or other businesses. Our various debt instruments contain cross-default or cross-acceleration provisions such that if one tranch of our Notes, Term Loans or other debt were accelerated, it would cause defaults under our other tranches. In particular, our Chapter 11 filings constituted an event of default or otherwise triggered repayment obligations under the instruments, other than the DIP Facility, governing all of our outstanding indebtedness. As a result of the events of default, the debt outstanding under the affected debt instruments is immediately due and payable. We believe that any efforts to enforce such payment obligations are stayed as a result of the Chapter 11 filings and subject to our Chapter 11 cases.
      If we were to breach the financial or other restrictive covenants under our debt instruments, such as the DIP Facility, under which our Chapter 11 filings did not cause an event of default or which have not been accelerated, it could give holders of debt under the relevant instruments the right to accelerate the maturity of all debt outstanding thereunder if the default were not cured or waived. Currently, we believe that any non-compliance thereunder has been cured or waived (and that we are in compliance therewith) or that such debt is subject to our Chapter 11 cases as described above.
     Due to the events of default under the Notes and Term Loans as a result of our Chapter 11 filings, the Notes and Term Loans are shown as current liabilities in our Consolidated Balance Sheet as of December 31, 2005. As of and for the years ended December 31, 2004, we were in compliance with our covenants.
     Guarantees — On December 21, 2005, the Bankruptcy Court granted Calpine interim approval to use up to $500 million of the $2.0 billion DIP Facility. The CalGen Debtors, along with other Debtor subsidiaries of Calpine, guarantee, on a secured basis, the obligations of Calpine under the DIP Financing. At December 31, 2005, the maximum potential future payment on the guarantees was $25.0 million, the amount of the DIP revolving facility then outstanding. Subsequent to December 31, 2005, additional amounts have been drawn under the term loan facilities under the DIP Facility and amounts borrowed under the revolving facility have been repaid such that, as of June 30, 2006, there was $999.1 million then outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and $3.4 million of letters of credit had been issued against the revolving facility. In accordance with FIN 45, we do not record a liability related to the guarantees because each guarantee is a subsidiary’s guarantee of the debt owed to a third party by its parent.
     Performance Indicators - We believe the following factors are important in assessing our ability to continue to fund our growth in the capital markets: (a) our ability to reorganize and emerge from Chapter 11 protection; [why was this deleted?] (b) various interest coverage ratios; (c) our credit and debt ratings by the rating agencies; (d) our anticipated capital requirements over the coming quarters and years; (e) the profitability of our operations; (f) the non-GAAP financial measures and other performance metrics discussed in “Performance Metrics” below; (g) our cash balances and remaining capacity under existing credit facilities; (h) compliance with covenants in existing debt facilities, including the DIP Facility; (i) gaining access to new or replacement capital; and (j) the stability and growth of future contractual cash flows, particularly cash flows from the Index Based and Fixed Price Agreements with CES.
     Off-Balance Sheet Commitments — In accordance with FASB SFAS No. 13 and SFAS No. 98, our operating leases are not reflected on our balance sheet. All counterparties in these transactions are third parties that are unrelated to us. See Note 12 of the Notes to Consolidated Financial Statements for the future minimum lease payments under our operating leases. There are no other off-balance sheet committments.

     Contractual Obligations — Our contractual obligations as of December 31, 2005, are as follows ( in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total
Debt:
First Priority Secured Floating Rate Notes Due 2009	$—	$1,175	$2,350	$231,475	$—	$—	$235,000
Third Priority Secured Floating Rate Notes Due 2011	—	—	—	—	—	680,000	680,000
First Priority Secured Term Loans Due 2009	—	3,000	6,000	591,000	—	—	600,000
Second Priority Secured Floating Rate Notes Due 2010	—	—	3,200	6,400	630,400	—	640,000
Discount, net	—	—	—	—	(6,761)	—	(6,761)
Second Priority Secured Term Loans Due 2010	—	—	500	1,000	98,500	—	100,000
Discount, net	—	—	—	—	(1,056)	—	(1,056)
Third Priority Secured Notes Due 2011	—	—	—	—	—	150,000	150,000
Revolving Credit Facility	—	40,799	—	—	—	—	40,799
Notes payable	171	179	187	196	205	1,176	2,114

Total debt and notes payable	$171	$45,153	$12,237	$830,071	$721,288	$831,176	$2,440,096

Interest payments	$263,109	$253,797	$250,702	$213,377	$142,154	$49,638	$1,172,777

Purchase obligations:
Long-term service agreements	$11,810	$23,509	$13,523	$8,531	$20,321	$93,053	$170,747
Fuel	16,066	16,066	16,388	16,540	16,696	208,292	290,048
Water	3,923	4,070	4,219	4,379	4,550	139,547	160,688
Operating & Maintenance	1,366	1,329	1,245	1,244	1,141	9,595	15,920
Land leases	2,104	2,236	2,726	3,172	3,249	87,248	100,735
Other purchase obligations	960	960	846	888	933	2,009	6,596

Total purchase obligations(1)	$36,229	$48,170	$38,947	$34,754	$46,890	$539,744	$744,734

(1)	Included in the total are future minimum payments for operating leases, long-term service agreements, and water and O&M agreements (See Note 12 of the Notes to Consolidated Financial Statements for more information).
     In accordance with SOP 90-7, and as a result of the automatic stay provisions of Chapter 11 and the uncertainty of the amounts that may ultimately be approved by the Bankruptcy Court as allowed claims, although such debt has been classified as current, we are continuing to reflect the applicable contractual maturity dates for our debt irrespective of the occurrence of the events of default under the instruments governing such debt that occurred as a result of our Chapter 11 filings and other provisions in such instruments providing for the automatic acceleration of such debt.
     The amounts included above for purchase obligations include the minimum requirements under contract. Agreements that we can cancel without significant cancellation fees are excluded.
Performance Metrics
     In understanding our business, we believe that certain non-GAAP performance metrics are particularly important. These are described below:
     MWh generated. We generate power, which is sold to CES and third parties, and steam, which is primarily sold to third-party hosts. These sales are recorded as electricity and steam revenue. The volume in MWh for power is a direct indicator of our level of electricity and steam generation activity.
     Average availability and average baseload capacity factor. Availability represents the percent of total hours during the period that our plants were available to run after taking into account the downtime associated with both scheduled and unscheduled outages. The baseload capacity factor is calculated by dividing (a) total MWh generated by our power plants (excluding peakers) by the product of multiplying (b) the weighted average MW in operation during the period by (c) the total hours in the period. The capacity factor is thus a measure of total actual generation as a percent of total potential generation. If we elect not to generate during periods when electricity pricing is too low or gas prices too high to operate profitably, the baseload capacity factor will reflect that decision as well as both scheduled and unscheduled outages due to maintenance and repair requirements.
     Average Heat Rate for gas-fired fleet of power plants expressed in Btus of fuel consumed per KWh generated. We calculate the average Heat Rate for our gas-fired power plants (excluding peakers) by dividing (a) fuel consumed in Btu by (b) KWh generated. The resultant Heat Rate is a measure of fuel efficiency, so the lower the Heat Rate, the lower the average cost of generation. We also calculate a “steam-adjusted” Heat Rate, in which we adjust the fuel consumption in Btus down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities.
     Average all-in realized electric price expressed in dollars per MWh generated. We calculate the all-in realized electric price per MWh generated by dividing (a) the sum of adjusted electricity and steam revenue, which includes capacity revenues, energy revenues, thermal revenues, plus realized gain or (loss) on the Index Hedge plus other revenue related to the Index Hedge by (b) total generated MWh in the period.
     Average cost of natural gas expressed in dollars per MMBtus of fuel consumed. The fuel costs for our gas-fired power plants are a function of volumes consumed and the prices we pay for fuel purchased from CES. Accordingly, we calculate the cost of natural gas per MMBtus of fuel consumed in our power plants by dividing (a) adjusted fuel expense by (b) the heat content in MMBtus of the fuel we consumed in our power plants for the period.
     Average spark spread expressed in dollars per MWh generated. We calculate the spark spread per MWh generated by subtracting (a) adjusted fuel expense from (b) adjusted electricity and steam revenue and dividing the difference by (c) total generated MWh in the period.
     Average POX per MWh. To assess trends in electric power POX per MWh, we divide POX by actual MWh.
     The table below shows the operating performance metrics discussed above.

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Operating Performance Metrics:
MWh generated	30,626	28,241	26,048
Average availability	91.2%	93.7%	93.1%
Average baseload capacity factor:
Average total MW in operation	9,475	8,597	6,841
Less: Average MW of pure peakers	513	513	382

Average baseload MW in operation	8,962	8,084	6,459
Hours in the period	8,760	8,784	8,760
Potential baseload generation (MWh)	78,504	71,010	56,581
Actual total generation (MWh)	30,626	28,241	26,048
Less: Actual pure peakers’ generation (MWh)	35	30	89

Actual baseload generation (MWh)	30,591	28,211	25,959
Average baseload capacity factor	39.0%	39.7%	45.9%
Average heat rate for gas-fired power plants (excluding peakers) (Btu’s/KWh):
Not steam adjusted	8,066	7,970	7,965
Steam adjusted	7,131	7,110	7,146
Average all-in realized electric price:
Electricity and steam revenue	$2,726,290	$1,710,906	$1,148,371
Spread on sales of purchased power for hedging and optimization	(4,380)	(100)	(4,687)

Adjusted electricity and steam revenue (in thousands)	$2,721,910	$1,710,806	$1,143,684
MWh generated (in thousands)	30,626	28,241	26,048
Average all-in realized electric price per MWh	$88.88	$60.58	$43.91
Average cost of natural gas:
Fuel expense	$1,991,229	$1,181,959	$770,208
MMBtu’s of fuel consumed by generating plants. (in thousands)	247,116	200,217	127,060
Average cost of natural gas per MMBtu	$8.06	$5.90	$6.06
MWh generated (in thousands)	30,626	28,241	26,048
Average cost of adjusted fuel expense per MWh	$65.02	$41.85	$29.57
Average spark spread:
Adjusted electricity and steam revenue (in thousands)	$2,721,910	$1,710,806	$1,143,684
Less: Fuel expense (in thousands)	1,991,229	1,181,959	770,208
Less: Realized amortization expense on Index Hedge (in thousands)	9,272	5,611	—

Spark spread (in thousands)	$721,409	$523,236	$373,476
MWh generated (in thousands)	30,626	28,241	26,048
Average all-in realized spark spread per MWh	$23.56	$18.53	$14.34
Average POX per actual MWh:
POX	$218,918	$173,263	$129,705
POX per actual MWh	$7.15	$6.14	$4.98

Financial Market Risks
     Debt Financing — Certain debt instruments may affect us adversely because of changes in market conditions. In connection with the 2004 Refinancing on March 23, 2004, we issued approximately $2.4 billion in Notes and Term Loans, of which $150 million is at a fixed rate, and the balance is at floating rates based on LIBOR plus a spread. Significant LIBOR increases could have a negative impact on our future interest expense. In addition, borrowings under our Revolving Credit Facility and our Working Capital Facility carry an interest rate based on LIBOR plus a spread.
     The following table summarizes our variable-rate debt, by contractual maturity date, exposed to interest rate risk as of December 31, 2005. However, as a result of our Chapter 11 filings, all such debt is classified as current in our Consolidated Balance Sheet as of December 31, 2005. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

							Fair Value
	2006	2007	2008	2009	2010	Thereafter	12/31/2005(1)
First Priority Secured Floating Rate Notes Due 2009	$—	$1,175	$2,350	$231,475	$—	$—	$235,000
Second Priority Secured Floating Rate Notes Due 2010	—	—	3,200	6,400	623,639	—	633,239
Third Priority Secured Floating Rate Notes Due 2011	—	—	—	—	—	680,000	680,000

Total Floating Rate Notes(2)	—	1,175	5,550	237,875	623,639	680,000	1,548,239
First Priority Secured Term Loans Due 2009	—	3,000	6,000	591,000	—	—	600,000
Second Priority Secured Term Loans Due 2010	—	—	500	1,000	97,444	—	98,944

Total Floating Rate Term Loans(3)	—	3,000	6,500	592,000	97,444	—	698,944
Revolving Credit Facility(3)	—	40,799	—	—	—	—	40,799
Working Capital Facility(2)	—	—	—	—	—	—	—

Total Other Financings	—	40,799	—	—	—	—	40,799
Grand total variable-rate debt instruments	$—	$44,974	$12,050	$829,875	$721,083	$680,000	$2,287,982

(1)	Fair value equals carrying value, which is the aggregate principal amount subject to variable rate risk.

(2)	Interest rate based on LIBOR plus a spread.

(3)	Interest rate based on LIBOR plus a spread; however the Company may elect the base rate plus a spread (see Note 6 of the Notes to Consolidated Financial Statements).
     Derivatives — We are primarily focused on generation of electricity using gas-fired turbines. As a result, our natural physical commodity position is “short” fuel (i.e., natural gas consumer) and “long” power (i.e., electricity seller). To mitigate forward exposure to price fluctuations in these commodities, we entered into the Index Hedge with MSCG discussed in Note 11 of the Notes to Consolidated Financial Statements.
     The Index Hedge provides for semi-annual payments to us equal to the amount, if any, that the aggregate spark spread amount calculated under the Index Based Agreement, in each six-month period, falls below $50 million. The Hedge Index is in place until April 1, 2007.
     The change in fair value of outstanding derivative instruments for the year ended December 31, 2005, is summarized in the table below (in thousands):

Fair value of contracts outstanding at January 1, 2005	$35,916
Changes in fair value attributable to new contracts	—
Amortization during the period, net(1)	(9,272)
Changes in fair value attributable to price movements, net	(2,086)

Fair value of contracts outstanding at December 31, 2005(2)	$24,558

(1)	Non-cash losses from roll-off (amortization) of deferred premium (see discussion in Note 11 to Consolidated Financial Statements).

(2)	Net derivative assets are reported in Note 11 of the Notes to Consolidated Financial Statements.
     The fair value of the outstanding derivative instrument at December 31, 2005, based on price source and the period during which the instrument will mature, are summarized in the table below (in thousands):

Fair Value Source	2006	2007-2008	2009-2010	After 2010	Total
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	16,380	8,178	—	—	24,558
Prices based on models and other valuation methods	—	—	—	—	—

Total fair value	$16,380	$8,178	$—	$—	$24,558

     The credit quality of the counterparty holding our Index Hedge at December 31, 2005 and for the period then ended is investment grade.
     Calpine’s risk managers maintain and validate the fair value information associated with the Index Hedge. This information is derived from various sources. Prices actively quoted include validation with prices sourced from commodities exchanges (e.g., New York Mercantile Exchange). Prices provided by other external sources include quotes from commodity brokers and electronic trading platforms. Prices based on models and other valuation methods are validated using quantitative methods. See “Application of Critical Accounting Policies” for a discussion of valuation estimates used where external prices are unavailable.
     The fair value of outstanding derivative instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

		Fair Value
		After 10% Adverse
	Fair Value	Price Change
At December 31, 2005:
Other mark-to-market activity	$24,558	$23,422
     The derivative instrument included in this table is the Index Hedge discussed in Note 11 of the Notes to Consolidated Financial Statements. Valuation of the Index Hedge depends, to a large degree, upon assumptions about future gas and power prices. Accordingly, we have calculated the change in fair value shown above based upon an assumed 10% increase in power prices and an assumed 10% decrease in gas prices. Changes in fair value of the Index Hedge economically offset the price risk exposure of our physical assets. We have included none of the offsetting changes in value of our physical assets in the table above.
     The primary factors affecting the fair value of our derivative at any point in time are (1) the term of our open derivative position and (2) changing market prices for electricity and natural gas. The Index Hedge is valued using the mean reversion model and, as prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivative over time, driven by price volatility and the realized portion of the derivative asset. Under SFAS No. 133, the change since the last balance sheet date in the total value of the derivative is reflected in the statement of operations as an item (gain or loss) of current earnings.
Application of Critical Accounting Policies
     Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and judgments. See Note 3 of the Notes to Consolidated Financial Statements, “Summary of Significant Accounting Policies.” We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.
     Financial Reporting Under Chapter 11
     GAAP reporting during Chapter 11 is governed by SOP 90-7, which provides for:
•	Reclassification of pre-petition liabilities that are unsecured, under-secured or where it can not be determined that the liabilities are fully secured to a separate line item in the balance sheet which we have called LSTC (liabilities subject to compromise);

•	Segregation of reorganization items (direct and incremental costs, such as professional fees, of being in Chapter 11) as a separate line in the statement of operations outside of income from continuing operations;

•	Evaluation of actual or potential claims, which are not already reflected as a liability on our balance sheet, under SFAS No. 5. Due to the close proximity of our Chapter 11 filing date to our fiscal year-end date, we have as of yet not been presented with significant claims that meet the SFAS No. 5 criteria (probable and can be reasonably estimated) to be accrued at December 31, 2005. If valid unrecorded claims meeting SFAS No. 5 criteria are presented to the Company in future periods, we would accrue for these amounts, also at the expected amount of the allowed claim rather than the expected settlement amount.

•	Upon confirmation by the Bankruptcy Court of our plan of reorganization and our emergence from Chapter 11 reorganization, “fresh-start reporting” must be adopted if the reorganization value of our assets immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity. Essentially, the reorganization value of the entity would be allocated to the entity’s assets in conformity with the procedures specified by SFAS No. 141.
     We are required to exercise considerable judgment in the evaluation of which potential claims will ultimately be allowable against the Company while in Chapter 11 and the potential amount of such claims. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, and the determination as to the value of any collateral securing claims, proofs of claim or other events. We expect that the fair value of the assets of the CalGen Debtors will exceed their liabilities. The claims bar date — the date by which claims against the CalGen Debtors must be filed with the Bankruptcy Court — was scheduled for August 1, 2006. Accordingly, not all potential claims would have been filed as of December 31, 2005. Any claims filed may result in additional liabilities, some or all of which may be subject to compromise, and the amounts of which may be material to us. Differences between amounts recorded by us and proofs of claim filed by our creditors will be investigated and resolved through the claims reconciliation process. Because of the number of creditors and claims, the claims reconciliation process may take considerable time to complete and we expect will continue after our emergence from Chapter 11. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to such allowed claims be presently determined. In addition, it is likely that certain creditors may assert claims on multiple bases against multiple CalGen Debtor entities, resulting in a total overall claims pool significantly in excess of the amount of the CalGen Debtors’ potential liabilities. However, despite the likelihood that there will be claims asserted against us in excess of our potential liabilities, no individual creditor should receive more than 100% recovery on account of such multiple claims. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, we will make adjustments to the liabilities recorded on our financial statements as appropriate. Any such adjustments could be material to our consolidated financial position and results of operations in any given period.
  Fair Value of Our Index Hedge Derivative
     SFAS No. 133 requires us to account for certain derivative contracts at fair value. Accounting for derivatives at fair value requires us to make estimates about future prices during periods for which price quotes are not available from sources external to us. As a result, we are required to rely on internally developed price estimates when external price quotes are unavailable. The Index Hedge is valued using the mean reversion model, and as prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivative over time, driven by price volatility and the realized portion of the derivative asset. Our estimates regarding future prices involve a level of uncertainty, and prices actually realized in the future could differ from our estimates.
     Our mark-to-market activity includes both realized and unrealized gains and losses on our Index Hedge instrument. All changes in the fair value of the Index Hedge are recognized currently in earnings.
   Accounting for Long-Lived Assets
     Plant Useful Lives — Property, plant and equipment are stated at cost. The costs of renewals and improvements that extend the useful life of property, plant and equipment are also capitalized. Depreciation is recorded utilizing the straight-line method over the estimated original composite useful life, generally 35 years for baseload power plants, exclusive of the estimated salvage value, typically 10%. Zion, which is a peaking facility, is depreciated over 40 years, less the estimated salvage value of 10%.
     Major Maintenance — We capitalize costs for major refurbishments to the “hot gas path section” and compressor components of our gas turbines. The compressor components may include such significant items as combustor parts (e.g. fuel nozzles, transition pieces and “baskets”) and compressor blades, vanes and diaphragms. We also capitalize costs for major refurbishments to steam turbines and other balance of plant equipment. These refurbishments are done either under LTSAs by the original equipment manufacturer (Siemens Westinghouse Power

Corporation) or by COSCI. The capitalized costs are depreciated over their estimated useful lives ranging from three to twelve years. The average depreciation period is six years. We expense annual planned maintenance. See Note 5 of the Notes to Consolidated Financial Statements for more information.
     Impairment of Long-Lived Assets — All long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever there is an indication of a potential reduction in fair value. Factors that could trigger an impairment include likelihood of sale at a loss, significant underperformance relative to historical or projected future operating results, significant changes in how we use the acquired assets in its overall business strategy and significant negative industry or economic trends.
     In accordance with SFAS No. 144, we evaluate the impairment of our operating plants by first estimating projected undiscounted pre-interest expense and pre-tax expense cash flows associated with the asset. The significant assumptions that we use in our undiscounted future cash flow estimates include (1) the future supply and demand relationships for electricity and natural gas, (2) the expected pricing for those commodities, (3) the likelihood of continued development, (4) the resultant spark spreads in the various regions where we generate and (5) that we will hold these assets over their depreciable lives. If we conclude that it is more likely than not that an operating power plant will be sold or abandoned, we perform an evaluation of the probability-weighted expected future cash flows, giving consideration to both (1) the continued ownership and operation of the power plant, and (2) consummating a sale transaction or abandonment of the plant. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values, which are determined by the best available information which may include but not be limited to, comparable sales, discounted cash flow valuations and third party appraisals. Certain of our generating assets are located in regions with depressed energy demand and market spark spreads. Our forecasts assume that spark spreads will increase in future years in these regions as the supply and demand relationships improve.
     Our assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors of our businesses. Our review of factors present and the resulting appropriate carrying value of our intangibles, and other long-lived assets are subject to judgments and estimates that management is required to make. Future events could cause us to conclude that impairment indicators exist and that our intangibles, and other long-lived assets might be impaired.
     Capitalized Interest — We capitalize interest on capital invested in projects during the advanced stages of development and the construction period in accordance with SFAS No. 34 as amended. For the years ended December 31, 2005, 2004 and 2003, the total amount of interest capitalized was $9.2 million, $55.0 million and $123.6 million, respectively. Upon commencement of plant operation, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant.
     Capitalized interest is computed using two methods: (1) capitalization of interest on funds borrowed for specific construction projects and (2) capitalization of interest on general corporate funds. For capitalization of interest on specific funds, we capitalize the interest cost incurred related to debt entered into for specific projects under construction. The methodology for capitalizing interest on general funds, consistent with paragraphs 13 and 14 of SFAS No. 34 begins with a determination of the borrowings applicable to our qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for construction then they would have been used to pay off other debt. We use our best judgment in determining which borrowings represent the cost of financing the acquisition of the assets. Prior to the 2004 Refinancing on March 23, 2004, general funds consisted primarily of our subordinated Parent debt, which Calpine contributed to us as equity in connection with the 2004 Refinancing. Since that time capitalized interest relates only to the borrowings specifically related to plants under construction. The weighted average interest rate is derived by dividing the total interest cost by the average borrowings. This weighted average interest rate is applied to the specific debt balances. See Note 5 of the Notes to Consolidated Financial Statements for additional information about the capitalization of interest expense.
   Revenue Recognition
     Capacity revenue is recognized monthly, based on the plant’s availability. Energy revenue is recognized upon transmission or delivery to the customer. In addition to various third-party contracts, CalGen has entered into long-term power sales agreements with CES, whereby CES purchases virtually all of the projects’ available electric energy and capacity (other than that sold under third-party power and steam agreements) and provides the facilities substantially all of their required natural gas needs. Prior to the 2004 Refinancing, for all fuel contracts where title for fuel did not transfer, the related power sales agreements were accounted for as tolling agreements and the associated fuel costs were presented as a reduction of the related power revenues. In connection with the 2004 Refinancing, the Fixed Price and Index Based Agreements were executed with CES. Under these contracts, the title for fuel transfers to CalGen; therefore, they are not considered to be tolling agreements. As a result, the projects separately record gross revenues and fuel expense. Steam is generated as a by-product at our facilities and is related steam revenue is recognized upon delivery to the customer.
     CalGen is a party to a number of transactions involving intrastate natural gas pipelines in Texas whereby CalGen purchases gas from a third-party, sells the gas to CES and then repurchases the gas from CES, at substantially the same price. For the year ended December 31, 2005, revenues of approximately $554.8 million from these transactions were netted against $554.8 million of affiliate fuel expense.
  Accounting for Income Taxes
     We are a single member limited liability company that has been treated as taxable for financial reporting purposes. For all periods presented, we accounted for income taxes using the separate return method. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Under SFAS No. 109, a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As discussed in Note 2 of the Notes to Consolidated Financial Statements, we have restated our deferred tax liabilities and income tax benefits as of and for the years ended December 31, 2004 and 2003. In 2005, because of significant historical net losses incurred by the Company and the inability to implement tax planning strategies due to the Chapter 11 filings, a valuation allowance has been established for deferred tax assets to the extent not offset by anticipated future reversals of deferred tax liabilities in the appropriate periods. We will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.
     In the ordinary course of our business, there are many transactions where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of the treatment of capital assets, financing transactions and multi-state taxation of operations. Although we believe that estimates used in the preparation of these financial statements are reasonable, no assurance can be given that the ultimate outcome of these tax matters will not be different than that which is reflected in our historical income tax provisions and accruals within these financial statements.
     Our effective income tax rates were (3.1)%, 35.5% and 35.6% in fiscal 2005, 2004 and 2003, respectively. The effective tax rate in 2005 is primarily the result of applying valuation allowances to tax benefits arising from net losses. The 2004 and 2003 effective rates were primarily related to the federal taxable rate of 35% plus the net benefit for state taxes we experienced during the respective periods. Future effective tax rates could be adversely affected if unfavorable changes in tax laws and regulations occur or if we experience future adverse determinations by taxing authorities after any related litigation.
     At December 31, 2005, we had federal and state net operating loss carryforwards of approximately $1.6 billion in federal NOLs and $1.3 billion in state NOLs, which will expire between 2015 and 2024. The federal and state net operating loss carryforwards available may be subject to limitations on their annual usage. In accordance with Section 382 of the Internal Revenue Code, certain transfers or issuances of equity in connection of our reorganization under Chapter 11 may impair our ability to utilize our federal income tax NOL carryforwards in the future. Our ability to deduct such NOL carryforwards against potential future income could be subject to a significant limitation if we or Calpine were to undergo an “ownership change” during or as a result of the Chapter 11 filings. The Bankruptcy Court has entered an order that places certain limitations on trading in Calpine Corporation’s common stock or certain of its securities, including options, convertible into its common stock during the pendency of the Chapter 11 cases. However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our NOL carryforwards may not be significantly limited as a result of our reorganization. We also cannot provide any assurance that our NOL carryforwards will exist after our Chapter 11 restructuring, in light of the cancellation or indebtedness income that may be recognized as a result of Chapter 11 restructuring. Primarily due to our inability to assume future profits to utilize NOLs, our inability to provide assurance that we will not undergo an ownership change and due to our reduced ability to implement tax planning strategies to utilize our NOLs while in Chapter 11, we concluded a valuation allowance of $517.0 million at December 31, 2005 was required.
New Accounting Standards in 2005
     See Note 3 of the Notes to Consolidated Financial Statements for our adoption of new accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information required hereunder is set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Financial Market Risks.”

Item 8. Financial Statements and Supplementary Data
     The information required hereunder is set forth under “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Operations,” “Consolidated Statements of Member’s Equity (Deficit),” “Consolidated Statements of Cash Flows,” and “Notes to Consolidated Financial Statements” included in the Consolidated Financial Statements that are a part of this Report. Other financial information and schedule are included in the Consolidated Financial Statements that are a part of this Report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Restatement of Financial Statements
     In connection with preparing our December 31, 2005 financial statements, we determined that our net losses for the years ended December 31, 2004 and 2003 had been overstated for the reasons described below. Accordingly, on September 22, 2006, our management, with the concurrence of our Board of Directors, concluded that our consolidated balance sheet as of December 31, 2004, and our consolidated statements of operations, member’s equity and cash flows for the years ended December 31, 2004 and 2003 (and all quarterly periods contained therein) and each of the quarterly and year to date periods reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 required restatement. Therefore, our previously filed financial statements for such periods including those contained in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 should no longer be relied upon.
     Income taxes — We determined that deferred tax liabilities should have been allocated to us related to certain plant assets contributed by Calpine to us via the transfer of Calpine’s equity ownership interest therein. These assets had been acquired by Calpine in a transaction that resulted in a step-up in the book basis of the assets to the purchase price values but for which a step-up of the tax basis of the assets is not allowed. The resultant deferred tax liabilities totaling $175.1 million should have been pushed down to our books when Calpine transferred the assets to us to account for the difference in the book and tax basis of the assets. Instead, we initially recorded amounts related to these deferred tax liabilities as subordinated Parent debt, which was later converted to equity invested in us by Calpine at the time of the 2004 Refinancing. As a result of these errors, changes in deferred tax liabilities were not reflected in the periodic income tax provision from 2000 through 2004 and valuation allowances were established against deferred tax assets associated with net operating losses that would not have been necessary had the full amount of deferred tax liabilities been taken into account. Amounts reported for net deferred income tax liabilities were understated by $30.2 million and $49.3 million as of December 31, 2004 and 2003, respectively, and net losses were overstated for income tax benefits not recognized in the amount of $19.2 million and $68.6 million for the years ended December 31, 2004 and 2003, respectively. Accordingly, we have restated our consolidated balance sheet as of December 31, 2004 and our consolidated statements of operations, member’s equity and cash flows for the years ended December 31, 2004 and 2003 to correct these errors. We also recorded a prior period adjustment to increase beginning member’s equity as of January 1, 2003 for tax benefits not previously recognized in 2000, 2001 and 2002 in the amount of $57.2 million and have adjusted our balance of subordinated Parent debt contributed as capital in 2004 by $175.1 million to properly reflect our deferred income tax liabilities.
     Fuel Expense — We determined through our intercompany reconciliation procedures that we overpaid our affiliate, CES, by $4.2 million for fuel expenses during the year ended December 31, 2004 and $18.6 million through the nine months ended September 30, 2005. The error was the result of failure to deduct fuel quantities provided directly to our Channel and Corpus Christi facilities by unrelated parties (the steam hosts) when calculating CES’ net payment to us for power generated net of fuel cost. We include all fuel quantities used by the plant in our calculation of fuel cost netted with power sales to CES unless the fuel quantities are provided by unrelated parties. Failure to deduct these quantities from our calculation of fuel cost resulted in a lower net payment received from CES and a corresponding overstatement of fuel expense. Accordingly, we have restated fuel expense and accounts receivable due from CES by $4.2 million as of and for the year ended December 31, 2004 and $18.6 million through the nine months ended September 30, 2005.
     Deferred transmission credits — We determined that we incorrectly classified $14.0 million and $18.1 million of pre-payments made for point-to-point deferred transmission credits and $24.5 million and $4.6 million in reimbursement payments received for point-to-point deferred transmission credits in the statement of cash flows for the years ended December 31, 2004 and 2003, respectively. The amounts were previously included in cash flows from operating activities within changes in prepaid assets (in changes in operating assets and liabilities). We have determined that these pre-payments made, and receipt of payments, for transmission rights had more of the characteristics of investing cash flows than operating cash flows due to their nature and longer term and therefore should have been included in cash flows from investing activities. We have restated our consolidated statements of cash flows for the years ended December 31, 2004 and 2003 to properly classify such amounts.

Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. As a result of the material weaknesses discussed below, our management, including our President and our Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2005.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we identified the following material weaknesses:
1)	We did not maintain effective controls related to accounting for income taxes. Specifically, we did not have controls over the accuracy and completeness of deferred tax assets, deferred tax liabilities, the valuation allowance, the related income tax provision (benefit) account and beginning member’s equity. This control deficiency resulted in the restatement of our consolidated financial statements for the years ended December 31, 2004 and 2003 and each of the quarters of 2005 and 2004 as well as beginning member’s equity as of January 1, 2003. Additionally, this control deficiency, until remediated, could result in misstatements to the aforementioned accounts that would result in material misstatements to our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

2)	We did not maintain effective controls over the accuracy of affiliate billings. Specifically, we did not have controls over the accuracy of the reconciliation of affiliate fuel expenses and receivables between Calpine subsidiaries. This control deficiency resulted in the restatement of our consolidated financial statements for the year ended December 31, 2004 and each of the quarters of 2005 and 2004. Additionally, this control deficiency, until remediated, could result in misstatements of aforementioned accounts that would result in material misstatements to our annual and interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.
Remediation of the Material Weaknesses
     The following steps are being taken to improve our internal controls relating to the timely reconciliation of the book and tax basis of our property assets:
•	Improving the processes over the underlying accounting data used for tax accounting purposes;

•	Integrating and centralizing the fixed assets system to include both accounting and tax basis;

•	Additional accounting resources are being added and additional tax accounting training is being provided for key personnel; and

•	Timely book-tax basis reconciliations are being performed on newly acquired property, plant and equipment.
     We believe the necessary steps are being taken for the remediation of the 2005 material weaknesses and we will continue to monitor the effectiveness of these procedures and to make any changes that management deems appropriate.
     In 2005, we took the steps listed below to remediate our internal controls relating to the accuracy of affiliate billings:
•	We implemented a control checklist used to recalculate affiliate revenues based upon the power purchase agreements.

•	We enhanced our general review procedures over revenues generated from CES;

•	We require additional analytical review and managerial approval of the monthly billings; and

•	We implemented a system to automate the calculation of our affiliate billings in the fourth quarter of 2005.
     While we believe that meaningful progress was made during 2005 in strengthening our control environment related to affiliate transactions for related party revenues and expenses, we have not completed the above remediation plan based on additional adjustments identified for previous periods related to affiliate fuel expense as discussed below. We plan to continue the above described procedures to improve our control environment over affiliate transactions. We believe we are taking the steps necessary for the successful remediation of this material weakness during 2006. We will continue to monitor the effectiveness of these procedures and to make any changes that management deems appropriate.
     While we automated our billing process as part of the remediation of the 2004 material weakness, we identified a new weakness related to the overstatement of our fuel expense, which is a component of cost of revenues. We receive fuel from both unrelated parties and from CES at our Channel and Corpus Christi facilities. Under the Index Based Agreement, CES reduces its payment to us by the cost of the fuel provided by CES. However, the fuel provided by unrelated parties was not considered and removed from the calculation of the cost of fuel provided by CES, and our fuel expense was accordingly overstated. The adjustment was detected as a result of our improved controls over our affiliate billings. We continue to improve our automation effort and additional analytical review procedures.

Management Consideration of Cash Flow Restatement
     In connection with the preparation of the consolidated financial statements for fiscal 2005, an error was discovered in the classification of pre-payments made for point-to-point deferred transmission credits and reimbursement payments received for point-to-point deferred transmission credits in the statement of cash flows. The error affected our consolidated statement of cash flows and had no effect on our balance sheets, consolidated statements of operations or statement of member’s equity as presented in this Report. As a result of the effect on the consolidated statement of cash flows, we have restated our previously issued consolidated financial statements for the fiscal years ended December 31, 2004 and December 31, 2003.
     In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2005, management considered, among other things, the control deficiency related to the classification of pre-payments made for point-to-point deferred transmission credits and reimbursement payments received for point-to-point deferred transmission credits in the statement of cash flow, which resulted in the need to restate our previously issued financial statements as described above. Management has concluded that the cash flow control deficiency that resulted in the restatement of the previously issued financial statements did not constitute a material weakness as of December 31, 2005 because management determined that as of December 31, 2005 there were controls designed and in place to prevent or detect a material misstatement and therefore, the likelihood the consolidated cash flows statement being materially misstated is not more than remote.
Changes in Internal Control Over Financial Reporting
     Other than the material weaknesses and remediation steps described above, there have been no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officer of the Registrant
     Not applicable.
Item 11. Executive Compensation
     Not applicable.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     Not applicable.
Item 13. Certain Relationships and Related Transactions
     Not applicable.

Item 14. Principal Accountant Fees and Services
Audit Fees
     The fees billed by PwC in 2005 for performing the Company’s audit for the fiscal years ended December 31, 2005 and 2004 were approximately $365,000 and $314,000, respectively. The fees billed by PwC in 2005 and in 2004 relating to the review of the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q during the fiscal years ended December 31, 2005 and 2004 were approximately $270,000 and $270,000, respectively. The fees billed by PwC related to the 2004 Refinancing were approximately $2.2 million in 2004.
Audit-Related Fees
     The fees billed by PwC in 2005 for audit-related services for the fiscal years ended December 31, 2005 and 2004 were approximately $19,000 and $27,000, respectively. Such audit-related fees consisted primarily of an agreed upon procedures report issued in connection with our Oneta project and procedures to review a valuation model.
Tax Fees
     PwC did not provide the Company with any tax services in 2005 or 2004.
All Other Fees
     PwC did not provide any services other than as described above under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” during the fiscal year ended December 31, 2005.
Policy on Pre-Approval of Services
     The Board of Directors of CalGen, consisting of two members, also functions as the audit committee of CalGen. The Board of Directors is responsible for pre-approving all auditing services and permitted non-audit services to be performed by the independent auditors (including the fees and other terms thereof). The Board of Directors pre-approved all auditing services and non-audit services to be performed by the independent auditors during the fiscal year ended December 31, 2005.
PART IV
Item 15. Exhibits, Financial Statement Schedule
(a)-1. Financial Statements and Other Information
     The following items appear in Appendix F of this report:
          Report of Independent Registered Public Accounting Firm
          Consolidated Balance Sheets, December 31, 2005 and 2004
          Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003
          Consolidated Statements of Member’s Equity (Deficit) for the Years Ended December 31, 2005, 2004 and 2003
          Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
          Notes to Consolidated Financial Statements for the Years Ended December 31, 2005, 2004 and 2003
     (a)-2. Financial Statement Schedule
     Schedule II — Valuation and Qualifying Accounts
     (b) Exhibits
     Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CALPINE GENERATING COMPANY, LLC
CALGEN FINANCE CORP.
CALGEN EXPANSION COMPANY, LLC
BAYTOWN ENERGY CENTER, LP
CALPINE BAYTOWN ENERGY CENTER GP, LLC
CALPINE BAYTOWN ENERGY CENTER LP, LLC
BAYTOWN POWER GP, LLC
BAYTOWN POWER, LP
CARVILLE ENERGY LLC
CHANNEL ENERGY CENTER, LP
CALPINE CHANNEL ENERGY CENTER GP, LLC
CALPINE CHANNEL ENERGY CENTER LP, LLC
CHANNEL POWER GP, LLC
CHANNEL POWER, LP
COLUMBIA ENERGY LLC
CORPUS CHRISTI COGENERATION LP
NUECES BAY ENERGY LLC
CALPINE NORTHBROOK SOUTHCOAST INVESTORS, LLC
CALPINE CORPUS CHRISTI ENERGY GP, LLC
CALPINE CORPUS CHRISTI ENERGY, LP
DECATUR ENERGY CENTER, LLC
DELTA ENERGY CENTER, LLC
CALGEN PROJECT EQUIPMENT FINANCE COMPANY TWO, LLC
FREESTONE POWER GENERATION LP
CALPINE FREESTONE, LLC
CPN FREESTONE, LLC
CALPINE FREESTONE ENERGY GP, LLC
CALPINE FREESTONE ENERGY, LP
CALPINE POWER EQUIPMENT LP
LOS MEDANOS ENERGY CENTER, LLC
CALGEN PROJECT EQUIPMENT FINANCE COMPANY ONE, LLC
MORGAN ENERGY CENTER, LLC
PASTORIA ENERGY FACILITY L.L.C.
CALPINE PASTORIA HOLDINGS, LLC
CALPINE ONETA POWER, L.P.
CALPINE ONETA POWER I, LLC
CALPINE ONETA POWER II, LLC
ZION ENERGY LLC
CALGEN PROJECT EQUIPMENT FINANCE COMPANY THREE LLC
CALGEN EQUIPMENT FINANCE HOLDINGS, LLC
CALGEN EQUIPMENT FINANCE COMPANY, LLC

By:	/s/ CHARLES B. CLARK, Jr.
Charles B. Clark, Jr.
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: September 29, 2006

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENT: That the undersigned officers and directors of Calpine Generating Company, LLC, CalGen Expansion Company, LLC, Baytown Energy Center, LP, Calpine Baytown Energy Center GP, LLC, Calpine Baytown Energy Center LP, LLC, Baytown Power GP, LLC, Baytown Power, LP, Carville Energy LLC, Channel Energy Center, LP, Calpine Channel Energy Center GP, LLC, Calpine Channel Energy Center LP, LLC, Channel Power GP, LLC, Channel Power, LP, Columbia Energy LLC, Corpus Christi Cogeneration LP, Nueces Bay Energy LLC, Calpine Northbrook Southcoast Investors, LLC, Calpine Corpus Christi Energy GP, LLC, Calpine Corpus Christi Energy, LP, Decatur Energy Center, LLC, Delta Energy Center, LLC, CalGen Project Equipment Finance Company Two, LLC, Freestone Power Generation LP, Calpine Freestone, LLC, CPN Freestone, LLC, Calpine Freestone Energy GP, LLC, Calpine Freestone Energy, LP, Calpine Power Equipment LP, Los Medanos Energy Center, LLC, CalGen Project Equipment Finance Company One, LLC, Morgan Energy Center, LLC, Pastoria Energy Facility L.L.C., Calpine Pastoria Holdings, LLC, Calpine Oneta Power, L.P. , Calpine Oneta Power I, LLC, Calpine Oneta Power II, LLC, Zion Energy LLC, CalGen Project Equipment Finance Company Three LLC, CalGen Equipment Finance Holdings, LLC, CalGen Equipment Finance Company, LLC, do hereby constitute and appoint Scott J. Davido and Charles B. Clark, Jr. and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable the aforementioned Registrants to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the SEC in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.
     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite the name.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott J. Davido	President and Corporate Secretary	September 29, 2006
Scott J. Davido	(Principal Executive Officer)

/s/ Charles B. Clark, Jr.	Chief Financial Officer and Treasurer	September 29, 2006
Charles B. Clark, Jr.	(Principal Financial Officer and Accounting Officer)

/s/ Robert P. May	Director	September 29, 2006
Robert P. May

/s/ Eric N. Pryor	Director	September 29, 2006
Eric N. Pryor

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)

(1)	The collateral for the Notes includes the pledge of CalGen’s membership interest in CalGen Expansion Company, LLC. Separate financial statements pursuant to Rule 3.16 of Regulation S-X are not included herein for CalGen Expansion Company, LLC because, with the exception of the nominal capitalization of $1,000 associated with CalGen Finance, the financial statements of CalGen Expansion Company, LLC are identical to the financial statements of CalGen included herein.

(2)	All other financial statement schedules are omitted because they are not applicable or not required under the related instructions, or because the required information is shown either in the financial statements or in the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Member of Calpine Generating Company, LLC:
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Calpine Generating Company, LLC and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company filed a voluntary petition for reorganization on December 21, 2005 under Chapter 11 of the United States Bankruptcy Code. In addition, as discussed in Note 4, Calpine Energy Services, L.P. (“CES”), a significant customer of the Company, and certain of its affiliates have filed for bankruptcy. These petitions caused defaults under various financing agreements. These events raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
     As discussed in Notes 9 and 10 to the consolidated financial statements, a significant portion of the Company’s revenues are received from transactions with CES and certain other transactions are executed with various entities of Calpine, all of which are related parties.
     As discussed in Note 2, the Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
September 29, 2006

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004 (Restated)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$143,456	$64,538
Restricted cash, current portion	55	—
Accounts receivable, net of allowance of $4,649 and $1,589	70,614	59,320
Accounts receivable, net — related party, net of allowance of $102,816 and $0	5,455	4,836
Notes receivable, current portion	436	—
Inventories	20,396	19,601
Current derivative assets	16,380	9,272
Deferred tax asset, current	5,055	—
Prepaid expenses and other current assets	19,481	21,536

Total current assets	281,328	179,103

Property, plant and equipment, net	5,053,715	6,294,429
Notes receivable, net of current portion	18,977	19,381
Restricted cash, net of current portion	95	—
Deferred financing costs, net	40,043	51,496
Long-term derivative assets	8,178	26,644
Other assets	31,719	54,245

Total assets	$5,434,055	$6,625,298

LIABILITIES & MEMBER’S EQUITY
Current liabilities:
Accounts payable	$101,105	$99,212
Notes payable, current portion	171	168
Priority notes, term loans and other financings, current portion	2,437,982	—
Accrued interest payable	61,401	53,324
Deferred tax liability, current	—	4,713
Other current liabilities	1,839	2,970

Total current liabilities	2,602,498	160,387

Notes payable, net of current portion	1,943	2,109
Priority notes, term loans and other financings, net of current portion	—	2,395,332
Deferred revenue	8,770	5,671
Deferred tax liability	73,130	25,439
Other liabilities	17,478	20,286

Total liabilities	2,703,819	2,609,224

Liabilities subject to compromise	25,592	––
Commitments and contingencies (see Note 12)
Member’s equity	2,704,644	4,016,074

Total liabilities and member’s equity	$5,434,055	$6,625,298

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004 (Restated)	2003 (Restated)
	(In thousands)
Revenue:
Electricity and steam revenue — related party	$2,183,998	$1,258,101	$779,162
Electricity and steam revenue — third-party	542,292	452,805	369,209

Total electricity and steam revenue	2,726,290	1,710,906	1,148,371
Mark-to-market activity, net	(11,358)	(9,084)	—
Sale of purchased power	5,459	3,208	7,708
Other revenue	4,262	3,307	3,297

Total revenue	2,724,653	1,708,337	1,159,376

Cost of revenue:
Plant operating expense — related party	218,918	173,263	129,705
Fuel expense — related party	1,991,229	1,181,959	770,208
Purchased power expense	9,839	3,308	12,395
Depreciation and amortization expense	181,657	151,720	121,008
Operating plant and asset impairments	1,187,990	––	––
Provision for doubtful accounts	105,877	5,355	1,931

Total cost of revenue	3,695,510	1,515,605	1,035,247

Gross profit (loss)	(970,857)	192,732	124,129
Long-term service agreement cancellation charge	23,510	3,754	—
Sales, general and administrative expense — related party	16,167	11,540	5,638
Other operating expense	––	—	173

Income (loss) from operations	(1,010,534)	177,438	118,318

Interest expense — related party	––	72,173	255,687
Interest expense — third party	240,556	160,823	57,004
Interest income	(4,848)	(2,536)	(2,061)
Other expense, net	4,140	887	203

Loss before income tax expense (benefit) and cumulative effect of a change in accounting principle	(1,250,382)	(53,909)	(192,515)
Income tax expense (benefit)	38,386	(19,164)	(68,576)

Loss before cumulative effect of a change in accounting principle	(1,288,768)	(34,745)	(123,939)
Cumulative effect of a change in accounting principle, net of tax	—	—	(241)

Net loss	$(1,288,768)	$(34,745)	$(124,180)

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004 (Restated)	2003 (Restated)
	(In thousands)
Member’s equity (deficit) at beginning of year as previously reported		$(282,972)	$(101,665)
Prior period adjustment (Note 2)		125,782	57,206

Member’s equity (deficit) at beginning of year (as restated)	$4,016,074	$(157,190)	$(44,459)
Parent contributions (distribution), net	(22,662)	4,208,009	11,449
Net loss	(1,288,768)	(34,745)	(124,180)

Member’s equity (deficit) at end of year	$2,704,644	$4,016,074	$(157,190)

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004 (Restated)	2003 (Restated)
		(In thousands)
Cash flows from operating activities:
Net loss	$(1,288,768)	$(34,745)	$(124,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	181,657	151,720	121,008
Amortization of discount and deferred financing costs	12,839	11,511	12,122
Deferred income taxes	37,923	(19,164)	(68,576)
Write-off of deferred financing costs	––	12,457	—
Provision for doubtful accounts	105,877	5,355	1,931
Mark-to-market activities, net	11,358	9,084	—
Long-term service agreement cancellation charge	23,510	3,754	––
Operating plant and asset impairments	1,187,990	––	––
Interest on subordinated parent debt	––	72,173	255,687
Cost allocated from parent	8,821	3,633	11,449
Cumulative effect of a change in accounting principle	—	—	241
Change in operating assets and liabilities:
Accounts receivable	(14,354)	(18,641)	(23,876)
Accounts receivable — related party	(142,304)	(5,617)	(8,925)
Inventories	(795)	(4,701)	(3,553)
Prepaid and other current assets	(11,046)	24,839	(9,628)
Other assets	7,315	(33,496)	581
Accounts payable and accrued liabilities	35,362	23,051	7,622
Accrued interest payable	8,077	53,225	(200)
Other accrued liabilities	291	13,736	3,363

Net cash provided by operating activities	163,753	268,174	175,066

Cash flows from investing activities:
(Increase) decrease in restricted cash	(150)	152,290	(142,800)
Purchases of derivative asset	––	(45,000)	—
Payments for deferred transmission credits	(2,574)	(14,017)	(25,326)
Proceeds from deferred transmission credits	5,942	24,500	4,647
Purchases of property, plant and equipment	(88,225)	(302,901)	(434,149)
Receipts from notes receivable	335	––	––

Net cash used in investing activities	(84,672)	(185,128)	(597,628)

Cash flows from financing activities:
Financing costs	––	(60,162)	(6,258)
Repayments of notes payable	(163)	(162)	(147)
Borrowings from subordinated parent debt	––	46,813	556,169
Repayments of subordinated parent debt	––	(238,137)	—
Borrowings from credit facility	––	178,995	101,348
Repayments of credit facility	––	(2,379,353)	(214,595)
Issuance of Notes and Term Loans	––	2,393,900	—
Borrowings from revolver line of credit	––	117,500	—
Repayments of revolver line of credit	––	(117,500)	—

Net cash provided by (used in) financing activities	(163)	(58,106)	436,517

Net increase in cash and cash equivalents	78,918	24,940	13,955
Cash and cash equivalents, beginning of period	64,538	39,598	25,643

Cash and cash equivalents, end of period	$143,456	$64,538	$39,598

The accompanying notes are an integral part of these consolidated financial statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004 (Restated)	2003 (Restated)
	(In thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$216,070	$86,609	$42,082
Income taxes	—	—	—
Non-cash transactions:
Interest on subordinated parent debt added to principal balance	$—	$72,173	$255,687
Capital expenditures included in accounts payable	19,337	1,599	70,183
Financing costs contributed by parent	—	5,407	—
Acquisition of property, plant and equipment through affiliate transfer	9,589	—	107,829
Borrowings under revolving credit facility due from affiliate	40,799	—	—
Conversion of intercompany receivables to equity	(53,769)	—	—
Transfer of property, plant and equipment in satisfaction of subordinated parent debt	—	119,647	215,170
Conversion of subordinated parent debt to equity	$—	$4,208,009	$—
The accompanying notes are an integral part of these consolidated financial statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
1. Organization and Operations of the Company
Business
     Calpine Generating Company, LLC (“CalGen”, “the Company”, or “we”) is a Delaware limited liability company and an indirect wholly owned subsidiary of Calpine Corporation (“Calpine”). We are engaged, through our subsidiaries, in the construction, ownership and operation of power generation facilities and the sale of energy, capacity and related products in the United States of America. The purpose of these consolidated financial statements is to present our financial position and results of operations of the 14 power projects listed below and other legal entities that are directly or indirectly owned by us.
     We are comprised of the following 14 power projects (the dates represent commercial operation of the project):

Commercial Operation
Power Plant(1)	City	State	Commencement Date
Freestone Energy Center	Fairfield	TX	June 2002
Oneta Energy Center	Coweta	OK	Phase I July 2002
Phase II June 2003
Delta Energy Center	Pittsburg	CA	June 2002
Morgan Energy Center	Morgan County	AL	Phase I June 2003
Phase II January 2004
Decatur Energy Center	Decatur	AL	Phase I June 2002
Phase II June 2003
Baytown Energy Center	Baytown	TX	June 2002
Pastoria Energy Center	Kern County	CA	Phase I May 2005
Phase II July 2005
Columbia Energy Center	Columbia	SC	May 2004
Channel Energy Center	Houston	TX	Phase I September 2001
Phase II April 2002
Los Medanos Energy Center	Pittsburg	CA	August 2001
Corpus Christi Energy Center	Corpus Christi	TX	October 2002
Carville Energy Center	St. Gabriel	LA	June 2003
Zion Energy Center	Zion	IL	Phase I June 2002
Phase II June 2003
Goldendale Energy Center	Goldendale	WA	September 2004
Total Gas-Fired Power Plants (14 plants)

(1)	All plants except Zion Energy Center are combined cycle technology. Zion Energy Center uses a simple cycle technology.
     These facilities comprise substantially all of our assets.
     On December 21, 2005, we filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). We operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with Chapter 11 of the Bankruptcy Code. As a result, our financial statements include the results of Bankruptcy Court actions, probable claims against our estate and professional and administrative costs related to the Chapter 11 process for the year ended December 31, 2005.  See Note 4 for further discussion regarding our Chapter 11 cases.
     Basis of Presentation
     CalGen’s financial statements for all periods reflect an allocation of charges for Calpine’s common expenditures. Such charges have been made in accordance with SAB No. 55, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”
     The accompanying consolidated financial statements reflect all costs of doing business, including those incurred by Calpine on our behalf. Costs that are clearly identifiable as being applicable to us have been allocated to us and are reimbursed to Calpine. The most significant costs

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
included in this category include costs incurred during the construction phase of the facilities when salaries and other costs are charged directly to the related construction project. Costs of centralized departments that serve all business segments have been allocated, where such charges would be material, using relevant allocation measures, primarily the base labor of CalGen as a percentage of the consolidated base labor of Calpine. The most significant costs in this category include salary and benefits of certain employees, legal and other professional fees, information technology costs and facilities costs, including office rent. Calpine corporate costs that relate to other business segments of Calpine have not been allocated to CalGen. Charges for Calpine’s common general and administrative expenses that have been allocated to CalGen and costs associated with the termination of certain long-term service agreements related to major maintenance paid by Calpine have been recorded as contributions from our Parent. Costs relating to general and administrative expenses allocated from Calpine totaled $8.8 million, $3.6 million and $11.4 million for 2005, 2004 and 2003, respectively. Costs contributed by Calpine in relation to the cancellation of long-term service agreements totaled $23.5 million for 2005.
2. Restatement of Previously Issued Financial Statements
     In connection with preparing our December 31, 2005 financial statements, we determined that our net losses for the years ended December 31, 2004 and 2003 had been overstated for the reasons described below. Accordingly, our management, with the concurrence of our Board of Directors, concluded that our consolidated balance sheet as of December 31, 2004, and our consolidated statements of operations, member’s equity and cash flows for the years ended December 31, 2004 and 2003 (and all quarterly periods contained therein) and each of the quarterly and year to date periods reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 required restatement.
     Income taxes — We determined that deferred tax liabilities should have been allocated to us related to certain plant assets contributed by Calpine to us via the transfer of Calpine’s equity ownership interest therein. These assets had been acquired by Calpine in a transaction that resulted in a step-up in the book basis of the assets to the purchase price values but for which a step-up of the tax basis of the assets is not allowed. The resultant deferred tax liabilities totaling $175.1 million should have been pushed down to our books when Calpine transferred the assets to us to account for the difference in the book and tax basis of the assets. Instead, we initially recorded amounts related to these deferred tax liabilities as subordinated debt owed to Calpine, which was later converted to equity at the time of the refinancing (the “2004 Refinancing”), consummated on March 23, 2004, of our $2.5 billion construction credit agreement. As a result of these errors, changes in deferred tax liabilities were not reflected in the periodic income tax provision from 2000 through 2004 and valuation allowances were established against deferred tax assets associated with net operating losses that would not have been necessary had the full amount of deferred tax liabilities been taken into account. Amounts reported for net deferred income tax liabilities were understated by $30.2 million and $49.3 million as of December 31, 2004 and 2003, respectively, and net losses were overstated for income tax benefits not recognized in the amount of $19.2 million and $68.6 million for the years ended December 31, 2004 and 2003, respectively. Accordingly, we have restated our consolidated balance sheet as of December 31, 2004 and our consolidated statements of operations, member’s equity and cash flows for the years ended December 31, 2004 and 2003 to correct these errors. We also recorded a prior period adjustment to increase beginning member’s equity as of January 1, 2003 for tax benefits not previously recognized in 2000, 2001 and 2002 in the amount of $57.2 million and have adjusted our balance of subordinated debt owed to Calpine contributed as capital in 2004 by $175.1 million to properly reflect our deferred income tax liabilities.
     Fuel Expense — We determined through our intercompany reconciliation procedures that we overpaid our affiliate, Calpine Energy Services, L.P. (“CES”), by $4.2 million for fuel expenses during the year ended December 31, 2004 and $18.6 million through the nine months ended September 30, 2005. The error was the result of failure to deduct fuel quantities provided directly to our Channel and Corpus Christi facilities by unrelated parties (the steam hosts) when calculating CES’ net payment to us for power generated net of fuel cost. We include all fuel quantities used by the plant in our calculation of fuel cost netted with power sales to CES unless the fuel quantities are provided by unrelated parties. Failure to deduct these quantities from our calculation of fuel cost resulted in a lower net payment received from CES and a corresponding overstatement of fuel expense. Accordingly, we have restated fuel expense and accounts receivable due from CES by $4.2 million as of and for the year ended December 31, 2004 and $18.6 million through the nine months ended September 30, 2005.
     Deferred transmission credits — We determined that we incorrectly classified $14.0 million and $18.1 million of pre-payments made for point-to-point deferred transmission credits and $24.5 million and $4.6 million in reimbursement payments received for point-to-point deferred transmission credits in the statement of cash flows for the years ended December 31, 2004 and 2003, respectively. The amounts were previously included in cash flows from operating activities within changes in prepaid assets (in changes in operating assets and liabilities). We have determined that these pre-payments made, and receipt of payments, for transmission rights had more of the characteristics of investing cash flows than operating cash flows due to their nature and longer term and therefore should have been included in cash flows from investing activities. We have restated our consolidated statements of cash flows for the years ended December 31, 2004 and 2003 to properly classify such amounts.
     The following table reflects the restated and originally reported amounts for each affected amount and their respective classification totals as of December 31, 2004 and for the years ended December 31, 2004 and 2003.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

	December 31, 2004
	Previously
	reported	Adjustments	Restated

Consolidated Balance Sheet
Accounts receivable, related party	$600	$4,236	$4,836	1)
Total current assets	174,867	4,236	179,103	1)
Deferred tax asset	17,672	(17,672)	—	2)
Total assets	6,638,734	(13,436)	6,625,298	1), 2)
Deferred tax liability, current	17,672	(12,959)	4,713	2)
Total current liabilities	173,346	(12,959)	160,387	2)
Deferred tax liability	—	25,439	25,439	2)
Total liabilities	2,596,744	12,480	2,609,224	2)
Member’s equity	$4,041,990	$(25,916)	4,016,074	1), 2)

	Year Ended December 31, 2004				Year Ended December 31, 2003
	Previously				Previously
	reported	Adjustments	Restated		reported	Adjustments	Restated

Consolidated Statements of Operations
Fuel expense – related party	$1,186,195	$(4,236)	$1,181,959	1)
Total costs of revenue	1,519,841	(4,236)	1,515,605	1)
Gross profit (loss)	188,496	4,236	192,732	1)
Income (loss) from operations	173,202	4,236	177,438	1)
Loss before income tax expense (benefit) and cumulative effect of a change in accounting principle	(58,145)	4,236	(53,909)	1)
Income tax expense (benefit)	—	(19,164)	(19,164)	2)	$—	$(68,576)	$(68,576)	2)
Loss before cumulative effect of a change in accounting principle	(58,145)	23,400	(34,745)	1), 2)	(192,515)	68,576	(123,939)	2)
Net loss	$(58,145)	$23,400	$(34,745)	1), 2)	$(192,756)	$68,576	$(124,180)	2)

Consolidated Statements of Member’s Equity (Deficit)
Parent contributions (distributions), net	$4,383,107	$(175,098)	$4,208,009	2)
Member’s equity (deficit) at end of year	$4,041,990	$(25,916)	$4,016,074	1), 2)	$(282,972)	$125,782	$(157,190)	2)

Consolidated Statements of Cash Flows
Net loss	$(58,145)	$23,400	$(34,745)	1), 2)	$(192,756)	$68,576	$(124,180)	2)
Deferred income taxes	—	(19,164)	(19,164)	2)	—	(68,576)	(68,576)	2)
Accounts receivable, related party	(1,381)	(4,236)	(5,617)	1)
Other assets	(23,013)	(10,483)	(33,496)	3)	(12,902)	13,483	581	3)
Net cash provided by operating activities	278,657	(10,483)	268,174	3)	161,583	13,483	175,066	3)
Payments for deferred transmission credits	—	(14,017)	(14,017)	3)	—	(25,326)	(25,326)	3)
Proceeds from deferred transmission credits	—	24,500	24,500	3)	—	4,647	4,647	3)
Purchases of property, plant and equipment					(441,345)	7,196	(434,149)	3)
Net cash used in investing activities	$(195,611)	$10,483	$(185,128)	3)	$(584,145)	$(13,483)	$(597,628)	3)

1)	Restatement to reflect fuel expense and accounts receivable due from CES by $4.2 million as of and for the year ended December 31, 2004 for overpayments to CES by of $4.2 million.

2)	Restatement to reflect our deferred income tax liabilities in the amount of $30.2 million and $49.3 million as of December 31, 2004 and 2003, respectively and income tax benefit in the amount of $(19.2) million and $(68.6) million for the years ended December 31, 2004 and 2003, respectively.

3)	Restatement to separately reflect cash payments (made) received in connection with firm point-to–point deferred transmission credits as cash flows from investing activities in the amount of $(14.0) million and 24.5 million for the year ended December 31, 2004 and $(18.1) million in payments included in changes in other assets and $(7.2) million previously included in purchases of property, plant and equipment for the year ended December 31, 2004 and $4.6 million in payments received for the year ended December 31, 2003.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
3. Summary of Significant Accounting Policies
     Principles of Consolidation — The accompanying consolidated financial statements include accounts of CalGen and its wholly-owned subsidiaries. We apply the provisions of FIN 46-R. An analysis was performed for our subsidiaries with significant long-term power sales or tolling agreements. Certain of the our subsidiaries were deemed to be variable interest entity (“VIEs”) by virtue of these long-term agreements. We qualitatively determined that power sales or tolling agreements with a term for less than one-third of the facility’s remaining useful life or for less than 50% of the entity’s capacity would not cause the power purchaser to be the primary beneficiary, due to the length of the economic life of the underlying assets. As all of our contracts are of this nature, we are deemed to absorb a majority of the entity’s variability and, accordingly, continue to consolidate the assets and liabilities of all of the projects. All intercompany accounts and transactions are eliminated in consolidation.
     Changes in Accounting Principle — Effective January 1, 2003, we adopted SFAS No. 143, which applies to legal obligations associated with the retirement and removal of long-lived assets. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation (“ARO”) in the period when it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related property, plant and equipment. Over time, the liability is increased for the change in its present value each period, and the initial capitalized cost is depreciated over the useful life of the related asset. The cumulative effect of the change increased net loss for the year ended December 31, 2003 by $0.2 million, net of applicable income taxes.
     Reclassifications — Certain prior years’ amounts in the consolidated financial statements were reclassified within the consolidated statements of operations and cash flows to conform to the 2005 presentation.
     Accounting for Reorganization — The accompanying consolidated financial statements of CalGen have been prepared in accordance with SOP 90-7, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Our consolidated financial statements do not reflect adjustments that might be required if we (or any of the CalGen Debtors) are unable to continue as a going concern. SOP 90-7 requires the following for entities that have filed under Chapter 11 of the Bankruptcy Code:
•	Reclassification of unsecured or under-secured pre-petition liabilities (including liabilities as to which there is uncertainty about whether the market value of the assets securing the obligations is less than, equals or exceeds the amount of these obligations) to a separate line item in the balance sheet which we have called “liabilities subject to compromise” or “LSTC”;

•	Segregation of reorganization items (direct and incremental costs, such as professional fees, of being in Chapter 11) as a separate line item in the statement of operations outside of income from continuing operations;

•	Evaluation of actual or potential Chapter 11 claims, which are not already reflected as a liability on the balance sheet, under SFAS No. 5. We have as of yet not been presented with significant claims that meet the SFAS No. 5 criteria (probable and can be reasonably estimated) to be accrued at December 31, 2005. If valid unrecorded claims meeting SFAS No. 5 criteria are presented to us in future periods, we would accrue for these amounts, also at the expected amount of the allowed claim rather than at the expected settlement amount;

•	Upon confirmation of a plan or plans of reorganization and our emergence from Chapter 11, “fresh-start reporting” must be adopted if the reorganization value of our assets immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. Essentially, the reorganization value of the entity would be allocated to the entity’s assets in conformity with the procedures specified by SFAS No. 141. If we qualify for the fresh-start reporting provisions of SOP 90-7, the amounts reported in subsequent financial statements may materially change due to our reorganization as a result of the plan or plans of reorganization and application of the provisions of SOP 90-7.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
     Use of Estimates in Preparation of Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to useful lives and carrying values of assets, salvage value assumptions, tax valuation allowance, fair value calculations of derivative instruments, capitalization of interest, impairment assessments, the outcome of pending litigation, the allocation of the Parent’s shared expenditures and the ability of CalGen to recover the carrying value of the facilities.
     Fair Value of Financial Instruments — The carrying value of cash, cash equivalents, accounts receivable, marketable securities, accounts and other payables approximate their respective fair values due to their short maturities. Amounts outstanding under the project financing debt carry fixed and floating-interest rates. The book value of floating rate debt approximates its fair value. The Third Priority Secured Notes Due 2011 carry a fixed interest rate. The fair value of this debt was $154.7 million and $140.1 million at December 31, 2005 and 2004, respectively.
     Cash and Cash Equivalents — We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Because of the short term to maturity, and relative price insensitivity to changes in market interest rates, carrying amount of these instruments approximates fair value.
     Restricted Cash — We are required to maintain cash balances that are restricted by terms and provisions governing our debt and regulatory provisions to which CalGen or its subsidiaries are subject. These amounts are held by depository banks in order to comply with our contractual provisions and required reserves for environmental payments. Funds that can be used to satisfy obligations due during the next twelve months are classified as current restricted cash, with the remainder classified as non-current restricted cash. The carrying value approximates fair value due to the short-term maturities of these balances. Such cash is excluded from cash and cash equivalents in the Consolidated Balance Sheet and Statement of Cash Flows.
     Accounts Receivable and Accounts Payable — Accounts receivable and payable represent amounts due from customers and owed to vendors. Accounts receivable are recorded at invoiced amounts, net of reserves and allowances and do not bear interest. Reserve and allowance accounts represent our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the financial condition of customers prior to granting credit. We determine the allowance based on a variety of factors, including the length of time receivables are past due, economic trends and conditions affecting its customer base, significant one-time events and historical write-off experience. Also, specific provisions are recorded for individual receivables when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings by the customer, or deterioration in the customer’s operating results or financial position. We review the adequacy of its reserves and allowances quarterly. Generally, past due balances over 90 days and over a specified amount are individually reviewed for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
     Inventories — Our inventories primarily include spare parts and operating supplies. Inventories and operating supplies are valued at the lower of cost or market. The cost of spare parts is generally determined using the weighted average method.
     Prepaid Expenses and Other Current Assets and Other Assets — Prepaid expenses and other current assets represent amounts consisting primarily of prepaid insurance and service agreements. The service agreements are long-term contracts with major equipment suppliers covering the maintenance, spare parts and technical services required by the facilities. Payments are classified as prepayments and charged to expense or capital in the period that the work is performed. Other assets primarily represent deferred transmission credits and the long-term component of service agreements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
     The balances as of December 31, 2005 and 2004 related to prepaid expenses and other current assets and other assets are as follows (in thousands):

	2005	2004
Prepaid expenses and other current assets:
Service agreements	$910	$9,191
Deferred transmission credits	11,072	1,486
Insurance and other	7,499	10,859

Total	$19,481	$21,536

     For 2005, insurance and other includes $4.2 million in prepaid insurance, $2.0 million in prepaid property taxes, and $1.3 million in other prepaid expenses.

	2005	2004
Other assets:
Service agreements and other	$319	$13,628
Deferred transmission credits	31,400	40,617

Total	$31,719	$54,245

     Property, Plant and Equipment, Net — See Note 5 for a discussion of our accounting policies for our property, plant and equipment.
     Project Development Costs — We capitalize project development costs once it is determined that it is probable that such costs will be realized through the ultimate construction of a power plant. These costs include professional services, salaries, permits and other costs directly related to the development of a new project. Upon the start-up of plant operations, these costs are amortized as a component of the total cost of the plant over its estimated useful life.
     Deferred Financing Costs — Deferred financing costs are amortized to interest expense over the life of the related debt instrument, ranging from five to seven years, using the straight-line method which approximates the effective interest rate method. During the development and construction phases, this amortization is capitalized and amortized over the life of the plant. We recorded $11.5 million, $20.6 million and $18.2 million in such amortization for the years ended December 31, 2005, 2004 and 2003, respectively. Of these amounts, $0.5 million, $9.1 million and $6.1 million was capitalized, respectively.
     Concentrations of Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and accounts receivable. Our cash accounts are generally held in federally insured banks. Our accounts and notes receivable are concentrated within entities engaged in the energy industry, mainly within the United States. As further discussed in Note 4, our primary customer is CES. We generally do not require collateral for accounts receivable from end-user customers, but evaluate the net accounts receivable and accounts payable and may require security deposits or letters of credit to be posted if exposure reaches a certain level.
     Revenue Recognition — Capacity revenue is recognized monthly, based on the plant’s availability. Energy revenue is recognized upon transmission or delivery to the customer. In addition to various third-party contracts, we have entered into long-term power sales agreements with CES, whereby CES purchases virtually all of the projects’ available electric energy and capacity (other than that sold under third-party power and steam agreements) and provides the facilities substantially all of their required natural gas needs. For the year ended December 31, 2003 and the period from January 1, 2004 through March 23, 2004, for all fuel contracts where title for fuel did not transfer, the related power sales agreements were accounted for as tolling agreements where only the net payment received under the tolling agreement was recognized as revenue as compared to the current agreements whereby both revenues and fuel costs are recognized separately.   In connection with 2004 Refinancing, the Fixed Price and Index Based Agreements were executed with CES. Under these contracts, the title for fuel transfers to us; therefore, they are not considered tolling agreements. As a result, we separately record gross revenues and fuel expense. Steam is generated as a by-product at certain of our facilities and steam-related revenue is recognized upon delivery to the customer.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
     We are a party to a number of transactions involving intrastate natural gas pipelines in Texas whereby CalGen purchases gas from a third-party, sells the gas to CES at the same price, and then repurchases the gas from CES at the contract price. Revenues from these transactions are netted against the affiliated fuel expense. For the year ended December 31, 2005, revenues of approximately $554.8 million from these transactions were netted against approximately $554.8 million of associated fuel expense. For the year ended December 31, 2004, revenues of approximately $102 million from these transactions were netted against approximately $102 million of associated fuel expense.
     Comprehensive Income — Comprehensive income is the total of net income and all other non-owner changes in equity. Accumulated other comprehensive income (“AOCI”) typically includes unrealized gains and losses from derivative instruments that qualify as cash flow hedges and the effects of foreign currency translation adjustments. At December 31, 2005 and 2004, we did not have any AOCI.
     Derivative Instruments —SFAS No. 133 as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless exempted from derivative treatment as a normal purchase and sale. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
     Accounting for derivatives at fair value requires us to make estimates about future prices during periods for which price quotes are not available from external sources. As a result, we are required to rely on internally developed price estimates when external price quotes are unavailable. We derive our future price estimates, during periods where external price quotes are unavailable, based on an extrapolation of prices from periods where external price quotes are available. We perform this extrapolation using liquid and observable market prices and extending those prices to an internally generated long-term price forecast based on a generalized equilibrium model.
     Mark-to-Market Activity, Net — This includes net gains and losses on the Index Hedge (see discussion in Note 11).
     Other Revenue — This primarily relates to income from an operating lease with a third party.
     Plant Operating Expense — This primarily includes Calpine employee expenses allocated to us, repairs and maintenance, insurance, transmission cost and property taxes.
     Provision (Benefit) for Income Taxes — We are a single member limited liability company that has been treated as a taxable entity for financial reporting purposes. See Note 2 for a discussion of our restatement of prior period income tax provisions and deferred income taxes. For all periods presented, we accounted for income taxes using the separate return method. Under SFAS No. 109, a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Because of the uncertainty relating to our Chapter 11 filings, significant historical net losses incurred by us, and our inability to implement tax planning strategies due to the Chapter 11 filings, a valuation allowance has been established for deferred tax assets to the extent not offset by anticipated future reversals of deferred tax liabilities in the appropriate periods. Our taxable income or loss is included with the consolidated income tax returns of Calpine.
New Accounting Pronouncements
SFAS No. 154
     In May 2005, FASB issued SFAS No. 154. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the cumulative effect of applying

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.
     SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. Adoption of this statement is not expected to materially impact our consolidated results of operations, cash flows or financial position.
SFAS No. 155
     In February 2006 FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” to resolve issues addressed in the FASB’s Derivatives implementation Group (“DIG”) Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for hybrid financial instruments containing embedded derivatives, clarifies that certain types of financial instruments are not subject to the requirements of SFAS No. 133, requires an evaluation of interests in securitized financial assets to determine whether an embedded derivative requires bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of this statement to have a material impact on our results of operations, cash flows or financial position.
FIN 47
     In April 2005 FASB issued FIN 47 to clarify the meaning of the term “conditional ARO,” which refers to legal obligations that companies must perform in order to retire long-lived assets for which the timing and/or method of settlement are conditional upon future events that may or may not be within the control of the entity. FIN 47 also clarifies that the obligation to perform the asset retirement is unconditional, despite the uncertainty that exists in regard to the timing and method of settlement, and requires the uncertainty about the timing and method of settlement for a conditional ARO to be considered in estimating the ARO when sufficient information exists. FIN 47 provides further guidance as to when sufficient information exists to reasonably estimate the fair value of an ARO. The interpretation is effective for fiscal years ending after December 15, 2005 (December 31, 2005 for us) with early adoption allowed. Implementation of this new guidance did not materially impact CalGen’s consolidated results of operations, cash flows or financial position.
FIN 48
     In June 2006, FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 addresses the recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently assessing the impact this standard will have on our results of operations, cash flows and financial position.
FAS 157
     The FASB has issued FAS 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
4. Chapter 11 Proceedings and Going Concern
     On December 20, 2005 and December 21, 2005, Calpine and certain of its subsidiaries, including CalGen and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Bankruptcy Court has treated December 20, 2005 as the filing date for Calpine and each of the other Debtors, including each of the CalGen Debtors that filed under Chapter 11 at various dates in December 2005. The Debtors are continuing to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable Bankruptcy Court orders, as well as other applicable laws and rules. In general, as debtors-in-possession, each of the Debtors is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
     In connection with its Chapter 11 filings, Calpine entered into a $2.0 billion debtor in possession facility (“DIP Facility”) as borrower. On December 21, 2005, the Bankruptcy Court granted Calpine interim approval to use up to $500 million of the $1.0 billion revolving facility under the DIP Facility. The CalGen Debtors, along with the other Debtor subsidiaries of Calpine, guarantee, on a secured basis, the obligations of Calpine under the DIP Facility. On January 26, 2006, the Bankruptcy Court granted final approval of the DIP Facility. The DIP Facility was amended and restated in connection with the closing on February 23, 2006 of the funding the term loan facilities. The DIP Facility consists of a $1 billion revolving credit facility (including a $300 million letter of credit subfacility and a $10 million swingline subfacility), priced at LIBOR plus 225 basis points or base rate plus 125 basis points; a $400 million first-priority term loan, priced at LIBOR plus 225 basis points or base rate plus 125 basis points; and a $600 million second-priority term loan, priced at LIBOR plus 400 basis points or the base rate plus 300 basis points. Borrowings under the DIP Facility are secured by liens on all of Calpine’s unencumbered assets and junior liens on all of its encumbered assets, including the assets of the CalGen Debtors. The DIP Facility will remain in place until the earlier of an effective Calpine plan of reorganization or December 20, 2007.
     At December 31, 2005, the maximum potential future payment on the CalGen Debtors’ guarantees was $25.0 million, the amount then outstanding under the DIP Facility. Subsequent to December 31, 2005, additional amounts have been drawn under the term loan facilities under the DIP Facility and amounts borrowed under the revolving facility have been repaid such that, as of June 30, 2006, there was $999.1 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and $3.4 million of letters of credit had been issued against the revolving facility. In accordance with FIN 45, we do not record a liability related to the guarantees as each guarantee is a subsidiary’s guarantee of the debt owed to a third party by its parent.
     In addition, the Bankruptcy Court approved cash collateral and adequate assurance stipulations in connection with the approval of the DIP Facility, which has allowed the CalGen Debtors’ activities to continue to function. The Debtors have also sought and obtained Bankruptcy Court approval through their “first day” and subsequent motions to continue to pay critical vendors, meet pre-petition and post-petition payroll obligations, maintain cash management systems, collateralize certain gas supply contracts, enter into and collateralize trading contracts, pay taxes, continue to provide employee benefits, maintain insurance programs and implement an employee severance program, which has allowed us to continue to operate our existing business in the ordinary course. In addition, the Bankruptcy Court has approved certain trading notification and transfer procedures designed to allow Calpine to restrict trading of Calpine’s common stock (and related securities), which trading could negatively impact our accrued NOL carryforwards and other tax attributes. However, we can provide no assurances that such restrictions will prevent our NOL carryforwards or other tax attributes from being negatively impacted, nor can we can provide any assurances that our NOL carryforwards will exist after our Chapter 11 restructuring or that our ability to utilize our NOL carryforwards, to the extent they do exist, may not be significantly limited as a result of our reorganization.
     Under the Bankruptcy Code, we have the right to assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Parties to executory contracts or unexpired leases rejected, or deemed rejected, by a CalGen Debtor may file proofs of claim against that CalGen Debtor’s estate for damages and parties to executory contracts or unexpired leases that are assumed have an opportunity to assert cure amounts prior to such assumptions. Due to ongoing evaluation of contracts for assumption or rejection and the uncertain nature of many of the potential claims for damages, we cannot project the magnitude of these potential claims at this time. We had until July 18, 2006, to assume unexpired non-residential real property leases; absent the consent of the applicable counterparty to an extension of such date, such leases not assumed by that date would be deemed rejected. We have not rejected any such leases to date, nor have any such leases been deemed rejected, but we have entered into stipulations with counterparties extending the time to assume certain of such leases that we are still examining. All other non-assumed leases have been deemed rejected. Further, on July 12, 2006, the Bankruptcy Court approved our motion to extend the time for Debtor-lessees (including CalGen Debtor-lessees) to assume leases between Debtor-lessees and any affiliated lessors until the confirmation of a plan of reorganization of the applicable Debtor-lessee. Without an extension of time to assume, leases between Debtors and their affiliates would also have been deemed rejected if not assumed by July 18, 2006.
     On September 12, 2006, we filed with the Bankruptcy Court a notice of rejection of a transportation contract between Columbia Energy LLC, a CalGen Debtor, and South Carolina Pipeline Corporation. The contract, which is scheduled to expire on November 30, 2023, was for transportion capacity on an intrastate pipeline that exceeded the Columbia facility’s requirements. On September 25, 2006, South Carolina Pipeline Corporation filed certain objections to the rejection notice. A hearing with the Bankruptcy Court regarding this objection has not yet been scheduled.
     Under the Bankruptcy Code, we have the exclusive right to file and solicit acceptances of a plan or plans of reorganization for a limited period of time specified by the Bankruptcy Code. On April 11, 2006, the Bankruptcy Court granted the Debtors’ application for an extension of the period during which they have the exclusive right to file a reorganization plan or plans from April 20, 2006 to December 31, 2006, and granted the Debtors the exclusive right until March 31, 2007, to solicit acceptances of such plan or plans.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
     Subject to certain exceptions in the Bankruptcy Code, our Chapter 11 filings automatically stayed the initiation or continuation of most actions against the CalGen Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the CalGen Debtors’ estates. One exception to this stay is certain types of actions or proceedings by a governmental agency to enforce its police or regulatory powers. As a result of this stay, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under a plan or plans of reorganization to be developed later in the Chapter 11 cases.
     The Bankruptcy Court had established August 1, 2006 as the bar date for filing proofs of claim against the Debtors. Under certain limited circumstances, some creditors will be permitted to file claims after August 1, 2006. Differences between the amounts recorded and proofs of claim filed by the creditors will be investigated and resolved through the claims reconciliation process. Because of the number of creditors and claims, the claims reconciliation process may take a considerable amount of time to complete and we expect will continue after our emergence from Chapter 11. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to such allowed claims be presently determined. Notwithstanding the foregoing, we have recognized certain charges related to expected allowed claims. The Bankruptcy Court will ultimately determine liability amounts that will be allowed for claims. As claims are resolved, or where better information becomes available and is evaluated, we will make adjustments to the liabilities recorded in our financials statements as appropriate. Any such adjustments could be material to our consolidated financial position and results of operations in any given period.
     We are largely dependent upon the plans and actions taken by Calpine, through its Chapter 11 restructuring to develop, implement and approve a plan of reorganization that will permit us to emerge from Chapter 11. We have recorded impairment changes with respect to four of our power plants that, among other reasons, we believe are likely of sale. They are the Carville, Columbia, Decatur and Goldendale facilities.
     CES currently is our primary customer. CES purchases the majority of the electricity produced by our facilities, and supplies the majority of all of the natural gas needed to operate our facilities, under the Fixed Price and Index Based Agreements. Should CES reject the Fixed Price or Index Based Agreements, or both, in the Chapter 11 proceedings, it could have a material adverse impact on our ability to continue to operate as a going concern. If CES were to reject either or both of the agreements, we plan to continue to sell power to CES under another contract or identify other potential customers and enter into alternative arrangements. Calpine Operating Services Company, Inc. (“COSCI”), which is a Debtor and a wholly-owned direct subsidiary of Calpine, acts as our primary operator for our plants under the Maintenance Agreement and the O&M Agreement. Should COSCI reject the Maintenance Agreement or the O&M Agreement, or both, we would seek similar operating agreements from COSCI or other providers. There is no assurance that we can negotiate other arrangements related to the above on acceptable terms.
     At this time, it is not possible to accurately predict the effects of the Chapter 11 reorganization process on the business of the CalGen Debtors or if and when some or all of the CalGen Debtors may emerge from Chapter 11. The prospects for our future results depend on the timely and successful development, confirmation and implementation of a plan or plans of reorganization of the CalGen Debtors, which plan or plans may cover some or all of the other Debtors. There can be no assurance that a successful plan or plans of reorganization will be proposed by the CalGen Debtors, supported by the CalGen Debtors’ creditors or confirmed by the Bankruptcy Court, or that any such plan or plans will be consummated. The ultimate recovery, if any, that creditors and equity security holders receive will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings to the interests of each of the various creditor and equity, or other security holder constituencies, and it is possible that the equity interests in, or other securities issued by CalGen and the other CalGen Debtors, will be restructured in a manner that will substantially reduce or eliminate any remaining value of such equity interests or other securities or that certain creditors may ultimately receive little or no payment with respect to their claims. If claims of any of the CalGen Debtors’ creditors will not be compromised, it is possible that such creditors will not have the right to vote on any such plan or plans. Whether or not a plan or plans or reorganization are approved, it is possible that the assets of any one or more of the CalGen Debtors may be liquidated.
     As a result of our Chapter 11 filings and the other matters described herein, including the uncertainties related to the fact that we have not yet had time to complete and have approved a plan of reorganization, there is substantial doubt about our ability to continue

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
as a going concern. Our ability to continue as a going concern, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand; (ii) our ability to generate cash from operations; (iii) the cost, duration and outcome of the restructuring process, including the restructuring of Calpine and the other Debtors; (iv) our ability to comply with our debt agreements, including the DIP Facility, and the adequate assurance provisions of the Cash Collateral Order; (v) the ability of Calpine to continue to meet the DIP Facility requirements; and (vi) our ability to achieve profitability following a restructuring. Additionally, because of our significant relationships with Calpine, CES and COSCI, we are also dependent upon those entities to continue to operate as a going concern. These challenges are in addition to those operational and competitive challenges faced by us in connection with our business. In conjunction with Calpine and our advisors, we are working to design and implement strategies to ensure that we maintain adequate liquidity and will be able to continue as a going concern. However, there can be no assurance as to the success of such efforts.
5. Property, Plant and Equipment, Net, and Capitalized Interest
     As of December 31, the components of property, plant and equipment, are stated at cost less accumulated depreciation and amortization as follows (in thousands):

	2005	2004
Buildings, machinery, and equipment	$5,563,844	$5,917,575
Less: Accumulated depreciation and amortization	(517,983)	(338,172)

	5,045,861	5,579,403
Land	7,854	7,854
Construction in Process (“CIP”)	––	707,172

Property, plant and equipment, net	$5,053,715	$6,294,429

     Phase I of Pastoria went into operation during May 2005 and Phase II of Pastoria went into operation during July 2005. Amounts that were recorded as CIP were transferred to buildings, machinery and equipment at that time.
     Total depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $181.7 million, $151.7 million and $121.0 million, respectively.
     Buildings, Machinery, and Equipment — This component primarily includes electric power plants and related equipment. Depreciation is recorded utilizing the straight-line method over the estimated original useful life, generally 35 years for baseload power plants, exclusive of the estimated salvage value, typically 10%. Zion, which is a peaking facility, is depreciated over 40 years, less the estimated salvage value of 10%.
     Major Maintenance — We capitalize costs for major turbine generator refurbishments for the “hot gas path section” and compressor components, which include such significant items as combustor parts (e.g. fuel nozzles, transition pieces and “baskets”), compressor blades, vanes and diaphragms. These refurbishments are done either under long-term service agreements (“LTSAs”) by the original equipment manufacturer (Siemens Westinghouse Power Corporation) or by COSCI. The capitalized costs are depreciated over their estimated useful lives. We expense annual planned maintenance.
     CIP —CIP is primarily attributable to gas-fired power projects under construction including prepayments on gas and steam turbine generators. Upon commencement of plant operation, these costs are transferred to the applicable property category, generally buildings, machinery and equipment. Compared to 2004, CIP at December 31, 2005 decreased by approximately $707.2 million because we completed construction and brought into operation the Pastoria Energy Center in May and July 2005 for its Phase I and Phase II operations respectively.
     Capitalized Interest — We capitalize interest on capital invested in projects during the advanced stages of development and the construction period in accordance with SFAS No. 34, as amended by SFAS No. 58. For the years ended December 31, 2005, 2004 and 2003, the total amount of interest capitalized was $9.2 million, $55.0 million and $123.6 million, respectively. Upon commencement of plant operation, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. The decrease in the amount of interest capitalized during the year ended December 31, 2005 reflects the completion of construction for the Pastoria facility.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
     Capitalized interest is computed using two methods: (1) capitalized interest on funds borrowed for specific construction projects and (2) capitalized interest on general debt. For capitalization of interest on specific funds, we capitalize the interest cost incurred related to debt entered into for specific projects under construction. The methodology for capitalizing interest on general debt, consistent with paragraphs 13 and 14 of SFAS No. 34, begins with a determination of the borrowings applicable to our qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for construction then they would have been used to pay off other debt. We use our best judgment in determining which borrowings represent the cost of financing the acquisition of the assets. Prior to the 2004 Refinancing, general debt consisted primarily of subordinated Parent debt, which was contributed to us by Calpine in connection with the 2004 Refinancing. Subsequent to the 2004 Refinancing, only debt specifically obtained to construct plant assets was considered in calculating capitalized interest. The interest rate is derived by dividing the total interest cost by the average borrowings. This weighted average interest rate is applied to our average qualifying assets in excess of specific debt on which interest is capitalized.
     Impairment Evaluation — All long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever there is an indication of a potential reduction in fair value. Factors that could trigger an impairment include likelihood of sale at a loss, significant underperformance relative to historical or projected future operating results, significant changes in how we use the acquired assets in its overall business strategy and significant negative industry or economic trends.
     In accordance with SFAS No. 144, we evaluate the impairment of our operating plants by first estimating projected undiscounted pre-interest expense and pre-tax expense cash flows associated with the asset. The significant assumptions that we use in our undiscounted future cash flow estimates include (1) the future supply and demand relationships for electricity and natural gas, (2) the expected pricing for those commodities, (3) the likelihood of continued development, (4) the resultant spark spreads in the various regions where we generate and (5) that we will hold these assets over their depreciable lives. If we conclude that it is more likely than not that an operating power plant will be sold or abandoned, we perform an evaluation of the probability-weighted expected future cash flows, giving consideration to both (1) the continued ownership and operation of the power plant, and (2) consummating a sale transaction or abandonment of the plant. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values, which are determined by the best available information which may include but not be limited to, comparable sales, discounted cash flow valuations and third party appraisals. Certain of our generating assets are located in regions with depressed energy demand and market spark spreads. Our forecasts assume that spark spreads will increase in future years in these regions as the supply and demand relationships improve. There can be no assurance that this will occur. Further, utilizing this methodology, we have recently determined that certain of our operating plants have been impaired.
     During the fourth quarter of 2005, we concluded that impairment factors existed at December 31, 2005. This conclusion resulted from a convergence of multiple facts and circumstances arising during the fourth quarter of 2005, including: (i) restrictions that arise from our Chapter 11 filings, including the need to obtain support or approvals from the Bankruptcy Court, Calpine’s creditors’ committees and the DIP Facility lenders before executing certain of our key business decisions; (ii) the probability of near-term action to sell operating plants that currently have significant negative cash flow is more likely as part of our reorganization and restructuring process; (iii) the possibility some or all of our contracts with our affiliates could be rejected and the fact that our Chapter 11 filings and related credit constraints make it much more difficult to secure other long-term PPAs with electrical utilities or other customers that would have allowed merchant power plants with current negative cash flow (until spot market prices and spark spreads recover) to become profitable; and (iv) historically high and very volatile natural gas prices in recent times.
     Expected future cash expenditures total approximately $2 million, related primarily to estimated sales costs. For power plants that are considered potential sale candidates, we probability-weighted the estimated net proceeds from sale. As a result, an impairment charge has been recorded in the amount of $1,178.4 million at December 31, 2005 related to the Goldendale, Columbia, Carville and Decatur projects. Additional impairments of $9.6 million were recorded related to emission reduction credits, primarily related to Pastoria. Total impairment charges for 2005 were $1,188.0 million. Though we do not foresee additional impairment charges at this time, future events could cause us to conclude that additional impairment indicators exist and that additional long-lived assets might be impaired.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
     ARO — We adopted SFAS No. 143 on January 1, 2003. As required by the standard, we identified ARO related to operating gas-fired power plants and recorded liabilities equal to the present value of expected obligations at January 1, 2003.
     The table below details the change from 2003 to 2005 in our ARO (in thousands):

ARO at January 1, 2003	$241
Liabilities incurred in 2003	3,065
Liabilities settled in 2003	—
Accretion expense	345
Revisions in the estimated cash flows	—

ARO at January 1, 2004	$3,651

Liabilities incurred in 2004	1,325
Liabilities settled in 2004	—
Accretion expense	581
Revisions in the estimated cash flows	—

ARO at December 31, 2004	$5,557

Liabilities incurred in 2005	74
Liabilities settled in 2005	—
Accretion expense	670
Revisions in the estimated cash flows	—

ARO at December 31, 2005	$6,301

6. Notes, Term Loans and Other Financings
     On March 23, 2004, we completed our 2004 Refinancing. Net proceeds from the 2004 Refinancing were used to repay amounts outstanding under the Construction Facility, which was scheduled to mature in November 2004, and to pay fees and transaction costs associated with the 2004 Refinancing. The $2.4 billion of First Priority Secured Floating Rate notes due 2009, Second Priority Secured Floating Rate notes due 2010, Third Priority Secured Floating Rate notes due 2011 and Third Priority Secured Rate notes due 2011 (collectively the “Notes”) and First Priority Secured Term Loans due 2009 and Second Priority Secured Term Loans, due 2010 (collectively the “Term Loans”) issued in connection with the 2004 Refinancing are in several tranches and, except for the Third Priority Secured Notes Due 2011, carry a floating interest rate based on LIBOR plus a spread. The Third Priority Secured Notes Due 2011 carry a fixed interest rate of 11.5%.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
     Total debt consisted of the following at December 31:

Face Amount	Description	Interest Rate	2005	2004
(In millions)			(In millions)
$235.0	First Priority Secured Floating Rate Notes Due 2009	LIBOR plus 375 basis points (1)	$235.0	$235.0
640.0	Second Priority Secured Floating Rate Notes Due 2010	LIBOR plus 575 basis points (2)	640.0	640.0
680.0	Third Priority Secured Floating Rate Notes Due 2011	LIBOR plus 900 basis points	680.0	680.0
150.0	Third Priority Secured Notes Due 2011	11.50%	150.0	150.0
600.0	First Priority Secured Term Loans Due 2009	LIBOR plus 375 basis points (1)	600.0	600.0
100.0	Second Priority Secured Term Loans Due 2010	LIBOR plus 575 basis points (2)	100.0	100.0

$2,405.0			2,405.0	2,405.0

	Less: Unamortized Discount		(8.0)	(9.7)

	Total Notes and Term Loans		2,397.0	2,395.3
	Revolving Credit Facility		40.8	—
	Notes Payable		2.1	2.3

	Total Debt		2,439.9	2,397.6
	Less: current portion (3)		(2,438.0)	(0.2)

	Total Long-Term Debt		$1.9	$2,397.4

(1)	We may also elect a base rate plus 275 basis points.

(2)	We may also elect a base rate plus 475 basis points.

(3)	Due to the defaults occurring as a result of the Chapter 11 filings of CalGen and its subsidiaries, including CalGen Finance, under the indentures and agreements governing the Notes and Term Loans, all debt amounts are recorded as current liabilities.
     Interest expense related to pre-petition debt has continuously been accrued and paid following the Petition Date as we believe the CalGen Debtors have underlying collateral in excess of the principal amount of debt.
First Priority Secured Floating Rate Notes Due 2009
     The First Priority Secured Floating Rate Notes Due 2009 were issued at par. The terms of these notes require repayment in seven quarterly installments of 0.250% of the original principal amount, commencing on July 1, 2007, and ending on January 1, 2009. The remaining principal will be payable on April 1, 2009. At December 31, 2005, the outstanding balance of these notes was $235.0 million. Interest on these notes is based on LIBOR plus 375 basis points. We may also elect a base rate, which is equal to the higher of (a) the prime rate and (b) the base rate plus 275 basis points. The effective interest rate, after amortization of deferred financing costs, was 7.48% per annum at December 31, 2005. We may redeem any of these notes beginning on April 1, 2007, at an initial redemption price of 102.5% of the principal amount, plus interest.
Second Priority Secured Floating Rate Notes Due 2010
     The Second Priority Secured Floating Rate Notes Due 2010 were issued at a discount of 98.5% of par and we recorded total discount of $9.6 million. The discount is deferred and amortized over the terms of the notes. For the year ended December 31, 2005, amortization of the debt discount for the notes amounted to $2.8 million. The terms of these notes require repayment in seven consecutive quarterly installments of 0.250% of the original principal amount, commencing on July 1, 2008 and ending on January 1, 2010. The remaining principal is payable on April 1, 2010. At December 31, 2005, the outstanding balance of these notes was $633.2 million, net of unamortized discount. Interest on these

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
notes is based on LIBOR plus 575 basis points and the effective interest rate, after amortization of deferred financing costs, was 9.66% per annum at December 31, 2005. We may redeem any of these notes beginning on April 1, 2008 at an initial redemption price of 103.5% of the principal amount plus accrued interest.
Third Priority Secured Floating and Fixed Rate Notes Due 2011
     The Third Priority Secured Floating Rate Notes Due 2011 were issued at par. These notes will mature on April 1, 2011 and there are no scheduled mandatory principal payments prior to maturity. At December 31, 2005, the outstanding balance of these notes was $680.0 million. Interest on these notes is based on LIBOR plus 900 basis points and the effective interest rate, after amortization of deferred financing costs, was 12.61% per annum at December 31, 2005.
     The 11.5% Third Priority Notes Due 2011 were issued at par. These notes will mature on April 1, 2011 and there are no scheduled mandatory principal payments prior to maturity. At December 31, 2005, the outstanding balance of these notes was $150.0 million. Interest on these notes is fixed at 11.5% and the effective interest rate, after amortization of deferred financing costs, was 11.82% per annum at December 31, 2005. The Third Priority Secured Floating Rate Notes Due 2011 and 11.5% Third Priority Notes due 2011 are not redeemable prior to maturity.
First Priority Secured Term Loans Due 2009
     The First Priority Secured Term Loans were issued at par. The terms of these term loans require repayment in consecutive quarterly installments of 0.250% of the original principal amount, commencing on July 1, 2007 and ending on January 1, 2009. The remaining principal is payable on April 1, 2009. Interest on these term loans is at LIBOR plus 375 basis points. We may also elect a base rate, which is equal to the higher of (a) the prime rate and (b) the base rate (the Federal Funds Rate) plus 275 basis points. At December 31, 2005, the outstanding balance of these term loans was $600.0 million. The effective interest rate, after amortization of deferred financing costs, was 7.61% per annum at December 31, 2005. Prepayments on these term loans are not permitted prior to July 1, 2007. However on or after that date, we have the option to prepay some or all of these term loans at 102.50% of the principal amount plus accrued and unpaid interest. On or after April 1, 2008, we will be permitted, at our option, to prepay some or all of these term loans at par plus accrued and unpaid interest.
Second Priority Secured Term Loans Due 2010
     The Second Priority Secured Term Loans were issued at 98.5% of par. We recorded a discount of $1.5 million, which is deferred and amortized over the term of these term loans. For the year ended December 31, 2005, amortization of the debt discount on these term loans amounted to $0.4 million. The terms of these term loans require repayment in consecutive quarterly installments of 0.250% of the original principal amount, commencing on July 1, 2008 and ending on January 1, 2010. The remaining principal is payable on April 1, 2010. Interest on these term loans is at LIBOR plus 575 basis points. We may also elect a base rate plus 475 basis points. At December 31, 2005, the outstanding balance of these term loans was $98.9 million, net of unamortized discount. The effective interest rate, after amortization of deferred financing costs and debt discount, was 9.81% per annum at December 31, 2005. Prepayments on these term loans are not permitted prior to July 1, 2008. On or after July 1, 2008, we may, at our option, prepay some or all of these term loans at 103.50% of the principal amount plus accrued and unpaid interest. On or after April 1, 2009, we will be permitted, at our option, to prepay some or all of these term loans at par plus accrued and unpaid interest.
     The Term Loans and Notes described above are collateralized through a combination of pledges of the equity interests in CalGen and its first tier subsidiary, CalGen Expansion Company, LLC, liens on the assets of CalGen’s power generation facilities (other than the Goldendale facility) and related assets located throughout the United States. The lenders’ and noteholders’ recourse is limited to such security and none of the indebtedness is guaranteed by Calpine (see Note 14).
Other Financings
     Concurrently with the 2004 Refinancing, we entered into the $200.0 million Revolving Credit Facility with a group of banks led by The Bank of Nova Scotia. This three-year facility is available for specified working capital purposes and for letters of credit. All amounts outstanding under the Revolving Credit Facility will bear interest at either (i) the base rate plus 250 basis points, or (ii) at LIBOR plus 350 basis points, in each case as defined in the Revolving Credit Facility. This facility will require us to comply with

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
various affirmative and negative covenants including restrictions on our ability to incur new debt, make certain investments and acquisitions, and sell our assets. Certain other covenants require us to maintain a minimum interest coverage ratio and a consolidated first priority and second priority secured lien debt to KW ratio. Fees associated with the placing of the Revolving Credit Facility amounted to approximately $7.5 million. Other fees, including legal and professional fees amounted to approximately $1.0 million. These fees are amortized over the life of the facility. At December 31, 2005 there was $40.8 million in outstanding borrowings under the Revolving Credit Facility. There were no outstanding borrowings under the Revolving Credit Facility at December 31, 2004. Amortization of the fees for the years ended December 31, 2005 and 2004 was $3.5 million and $2.2 million, respectively. In addition, $158.3 million and $190.0 million in letters of credit were issued and outstanding at December 31, 2005 and 2004, respectively. These letters of credit were primarily issued to support fuel purchases and other operational activities. The $40.8 million Revolving Credit Facility borrowing was drawn on CalGen letters of credit to third parties to pay for November gas purchases made by CES. Additional borrowings of $40.4 million under the Revolving Credit Facility for letters of credit were was drawn in January for December gas purchases made by CES. We have recorded a receivable from CES for the amounts drawn as they should be reimbursed by CES. However, these balances are included in our allowance for doubtful accounts. An additional of $30.0 million under the Revolving Credit Facility for letters of credit was drawn on April 1, 2006 as a deposit with Wisconsin Electric Power Company in lieu of renewing the letter of credit with them. Total borrowings from letter of credit drawings related to the Revolving Credit Facility are approximately $112.3 million at July 31, 2006.
     Concurrently with the 2004 Refinancing, we also entered into a $750.0 million unsecured subordinated Working Capital Facility with CalGen Holdings, our sole member. The Working Capital Facility is guaranteed by Calpine. Under the Working Capital Facility, we may borrow funds only for specific purposes including claims under our business interruption insurance with respect to any of the facilities; losses incurred as a result of uninsured force majeure events and spark spread diminution after expiration of the three-year Index Hedge with Morgan Stanley Capital Group, Inc. (see Note 11). Borrowings under the Working Capital Facility will bear interest at LIBOR plus 4.0% and will mature in 2019. The Working Capital Facility is not part of the collateral that secures the Notes, the Term Loans, or the Revolving Credit Facility and will not be available to the holders of the Notes, the Term Loans or the Revolving Credit Facility upon a foreclosure or upon a bankruptcy filing. At December 31, 2005 and 2004, there were no outstanding borrowings under the Working Capital Facility.
     Prior to the 2004 Refinancing on March 23, 2004, in addition to the Construction Facility, CalGen had received subordinated Parent debt. The Construction Facility was repaid and terminated on March 23, 2004 and the balance of the subordinated Parent debt totaling $4.2 billion was converted to equity as a non-cash capital contribution.
     In connection with a water agreement entered into with Contra Costa Water District for raw water service through April 2015, Delta and Los Medanos issued a promissory note valued at $3.5 million for the service connection fee. Payments are made annually and are due April 1 of each year. The interest rate charged is based on the average rate for the preceding calendar year for the Local Agency Investment Fund plus 2.5%. The note is split 70% Delta and 30% Los Medanos per the terms of the water agreement. At December 31, 2005 and 2004, the balance of the note was $2.1 million and $2.3 million, respectively.
     On December 21, 2005, we filed for reorganization pursuant to Chapter 11 of the Bankruptcy Code as discussed in Note 3. In accordance with SOP 90-7, we continue to accrue and recognize interest expense on debt that is considered to be fully secured, i.e. the expected allowable claims against us have underlying collateral in excess of the principal amount of debt. Consequently, the Notes, the Term Loans and the Revolving Credit Facility are not deemed to be subject to compromise.
     Due to our Chapter 11 filings and the our failure to comply with certain other financial covenants under the Notes, the Term Loans and the Revolving Credit Facility as a result of such filings, we are in default on most of our debt obligations (other than our obligations under the DIP Facility). Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 proceedings prevents any action from being taken against any of the CalGen Debtors with regard to any of the defaults under the pre-petition debt obligations. However, as a result of our Chapter 11 filing, our entire outstanding debt balance comprising the Notes, Term Loans and Revolving Credit Facility as of December 31, 2005 in the amount of $2.4 billion has been reclassified to current liabilities.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
     Annual Debt Maturities –– Our Chapter 11 filings constitute an event of default under our Priority Notes, Term Loans and Revolving Credit Facility. Accordingly, the entire balance is classified as current in our consolidated balance sheet as of December 31, 2005. Because of the automatic stay provisions of Chapter 11, we are continuing to reflect the applicable contractual maturity dates of our debt. The annual contractual principal repayments or maturities of the Notes , the Term Loans, Revolving Credit Facility and other financings as of December 31, 2005, are as follows (in thousands):

	Priority Notes
	and Term	Notes
	Loans	Payable
2006	$—	$171
2007	44,974	179
2008	12,050	187
2009	829,875	196
2010	728,900	205
Thereafter	830,000	1,176

Total	$2,445,799	$2,114

     Compliance with Covenants –– The instruments governing the Notes and the Term Loans, and certain of our other credit facilities, as well as the DIP Facility, under which we and our subsidiaries are guarantors contain financial and other restrictive covenants that limit or prohibit our ability to incur indebtedness, make prepayments on or purchase indebtedness in whole or in part, pay dividends, make investments, lease properties, engage in transactions with affiliates, create liens, consolidate or merge with another entity or allow one of our subsidiaries to do so, sell assets, and acquire facilities or other businesses. Any failure to comply could give holders of the Notes, Term Loans or our other debt, or the DIP Facility lenders, the right to accelerate the maturity of all debt outstanding under the applicable instrument if the default were not cured or waived. Certain of our debt instruments contain cross-default or cross-acceleration provisions such that if one tranch of our Notes, Term Loans or other debt were accelerated, it would cause defaults under our other tranches. In particular, our Chapter 11 filings constituted an event of default or otherwise triggered repayment obligations under the instruments governing substantially all of our pre-petition indebtedness. As a result of the events of default, the debt outstanding under the affected debt instruments is immediately due and payable. Accordingly, the entire balances due under the Notes, Term Loans and Revolving Credit Facility have been classified as current in the consolidated balance sheets as of December 31, 2005. We believe that any efforts to enforce such payment obligations are stayed as a result of the Chapter 11 filings and subject to our Chapter 11 cases.
     If we were to breach the financial or other restrictive covenants under our debt instruments, such as the DIP Facility, under which our Chapter 11 filings did not cause an event of default or which have not been accelerated, it could give holders of debt under the relevant instruments the right to accelerate the maturity of all debt outstanding thereunder if the default were not cured or waived. Currently, we believe that any non-compliance thereunder has been cured or waived (and that we are in compliance therewith) or that such debt is subject to our Chapter 11 cases as described above.
7. Liabilities Subject to Compromise
     Liabilities subject to compromise include unsecured and under secured liabilities, including secured liabilities as to which there is uncertainty as to whether the value of the collateral securing such liabilities is less than, equals or exceeds such liabilities, incurred prior to the Petition Date. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent our estimates of known or potential pre-petition date claims that are likely to be resolved in connection with the Chapter 11 filings. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim or other events. There can be no assurance that the fair value of the assets of the CalGen Debtors will be found to exceed the fair value of their liabilities. This could result in claims being paid at less than 100% of their face value and the our equity held by Calpine could be diluted or eliminated entirely.
     The amounts of liabilities subject to compromise at December 31, 2005 consisted of the following (in thousands):

Pre-petition accounts payable	$10,073
Accrued liabilities	15,519

Total liabilities subject to compromise	$25,592

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
8. Provision for Income Taxes
     See Note 2 for a discussion of the restatement of prior period income tax provisions and deferred taxes. The table below details our income/(loss) before benefit for income taxes for the years ended December 31, 2005, 2004 and 2003 (in thousands):

		2004	2003
	2005	(Restated)	(Restated)
Loss before benefit for income taxes	$(1,250,382)	$(53,909)	$(192,515)
     The components of income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 consisted of the following (in thousands):

		2004	2003
	2005	(Restated)	(Restated)
Current:
Federal	$––	$––	$––
State	463	––	––

Total current	463	––	––

Deferred:
Federal	39,854	(18,827)	(67,373)
State	(1,931)	(337)	(1,203)

Total deferred	37,923	(19,164)	(68,576)

Total income tax expense (benefit) continuing operations	$38,386	$(19,164)	$(68,576)

     With respect to the losses before provision for income taxes, our effective rate for income taxes for the years ended December 31, 2005, 2004 and 2003 differs from the United States statutory rate, as reflected in the following reconciliation (in thousands):

	2005		2004 (Restated)		2003 (Restated)
Income tax computed at statutory tax rate	$(437,634)	35.0%	$(18,868)	35.0%	$(67,380)	35.0%
State franchise taxes, net of federal benefit	(41,160)	3.3%	(1,563)	2.9%	(5,583)	2.9%
Change in valuation allowance for losses not benefited	516,996	(41.4)%	––	––	––	––
Permanent differences and other	184	(0.0)%	1,267	(2.4)%	4,387	(2.3)%

Total tax expense (benefit)	$38,386	(3.1)%	$(19,164)	35.5%	$(68,576)	35.6%

     The significant components of temporary differences that comprise deferred tax assets and deferred tax liabilities are as follows as of December 31, 2005 and 2004 (in thousands):

	2005
	Current	Noncurrent	Total
Deferred tax assets:
Allowance for doubtful accounts	$39,469	$—	$39,469
Net operating loss carryforwards	—	606,154	606,154
Accrued liabilities	2,942	870	3,812

Total gross deferred tax assets	42,411	607,024	649,435
Less valuation allowance	(33,571)	(483,425)	(516,996)

Net deferred tax assets	8,840	123,599	132,439
Deferred tax liabilities:
Prepaid expenses	(3,785)	—	(3,785)
Property differences	—	(196,729)	(196,729)

Total deferred tax liabilities	(3,785)	(196,729)	(200,514)

Net deferred tax asset (liability)	$5,055	$(73,130)	$(68,075)

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

	2004 (Restated)
	Current	Noncurrent	Total
Deferred tax assets:
Net operating loss carryforwards	$—	$574,097	$574,097
Accrued liabilities	1,669	—	1,669

Total gross deferred tax assets	1,669	574,097	575,766
Less valuation allowance	—	—	—

Net deferred tax assets	1,669	574,097	575,766
Deferred tax liabilities:
Prepaid expenses	(6,382)	—	(6,382)
Property differences	—	(599,536)	(599,536)

Total deferred tax liabilities	(6,382)	(599,536)	(605,918)

Net deferred tax asset (liability)	$(4,713)	$(25,439)	$(30,152)

     The above amounts have been estimated as of the respective year-ends. When we file our tax returns, the amounts may be adjusted.
     At December 31, 2005, we had federal and state net operating loss (“NOL”) carryforwards of approximately $1.6 billion in federal NOLs and $1.3 billion in state NOLs, which will expire between 2015 and 2024. The federal and state net operating loss carryforwards available may be subject to limitations on their annual usage. In accordance with Section 382 of the Internal Revenue Code, certain transfers or issuances of equity in connection with our or Calpine’s reorganization under Chapter 11 may impair our ability to utilize federal income tax NOL carryforwards in the future. Our ability to deduct such NOL carryforwards against potential future income could be subject to a significant limitation if we or Calpine were to undergo an “ownership change” during or as a result of the Chapter 11 filings. The Bankruptcy Court has entered an order that places certain limitations on trading in Calpine Corporation’s common stock or certain of its securities, including options, convertible into its common stock during the pendency of the Chapter 11 cases. However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our NOL carryforwards may not be significantly limited as a result of our reorganization. We also cannot provide any assurance that our NOL carryforwards will exist after our Chapter 11 restructuring, in light of the cancellation or indebtedness income that may be recognized as a result of Chapter 11 restructuring.
     The realizability of the net deferred tax asset is evaluated quarterly in accordance with SFAS No. 109, which requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Primarily due to our inability to assume future profits and due to our reduced ability to implement tax planning strategies to utilize our NOLs while in Chapter 11, we established a valuation allowance of $517.0 million at December 31, 2005, as it has experienced cumulative operating losses and could be subject to significant limitation as a result of its Chapter 11 filings. For the years ended December 31, 2005 and 2004, the valuation allowance increased by $517.0 million and $0, respectively.
9. Significant Customers
     In addition to third-party agreements, each of our facilities entered into the Index Based Agreement with CES. The Delta and Los Medanos facilities also entered into the Fixed Price Agreement with CES. Under these agreements, CES purchases substantially all of the output for each facility (subject to certain exceptions for direct sales to third parties) and sells or delivers to each facility substantially all of the gas required for its operations (subject to certain exceptions for gas purchases from third parties). CES is a significant customer and our revenues from sales to CES were as follows (in thousands):

	2005	2004	2003
Revenues:
CES	$2,183,998	$1,258,101	$779,162
     CES prepares invoices for the power CES purchases during the period net of the gas CES sells to the facilities during the period. CES provides substantially all of the fuel used by the facilities, including fuel consumed to produce power and related products for third parties. While usually in a net receivable position, we could be in a net payable or receivable position at the end of any given period, depending on the fuel consumption used to generate power sold to third-party customers during the applicable period.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
     Receivables due from CES and other affiliates at December 31, 2005 and 2004, were as follows (in thousands):

		2004
	2005	(Restated)
Receivables:
CES	$85,152	$4,836
Other affiliates	23,119	—
Less allowance for doubtful accounts	(102,816)	—

Net receivable from affiliates	$5,455	$4,836

     See Note 10 below regarding related-party transactions.
10. Related-Party Transactions
     Concurrently with the closing of the 2004 Refinancing on March 23, 2004, we entered into various agreements with Calpine affiliates. Under these agreements, the facilities sell power and purchase gas from CES, and other Calpine affiliates provide O&M, major maintenance and administrative services. The agreements between us and CES provide for the netting of payment obligations due and owing to each other, and the related party balances among and between Calpine and its affiliates are netted for presentation purposes in our Consolidated Financial Statements.
     From time to time, we may buy or sell parts, supplies or other inventory items, such as replacement turbine parts, from or to a Calpine affiliate. The parts are transferred at fair value and all transactions are settled through cash payments.
     CalGen is a party to a number of transactions involving intrastate natural gas pipelines in Texas whereby CalGen purchases gas from a third-party, sells the gas to CES at the same price, and then repurchases the gas from CES at the contract price.
     In June 2005, we terminated certain LTSAs. Services previously provided under these agreements are now performed by COSCI, a Calpine affiliate, in accordance with the Maintenance Agreement dated March 23, 2004.
     The net related-party balances as of December 31, 2005 and 2004, are reflected in the accompanying Consolidated Balance Sheets and the related-party transactions for the years ended December 31, 2005 and 2004, are reflected in the accompanying Consolidated Statements of Operations.
11. Derivative Instruments
     To manage forward exposure to price fluctuations, we entered into the three-year Index Hedge with Morgan Stanley Capital Group, Inc. (“MSCG”). The Index Hedge provides for semi-annual payments to us if the aggregate spark spread amount calculated under the Index Hedge for any six-month period during the term of the Index Hedge is less than $50.0 million. The semi-annual payment dates are March 31 and September 30, beginning September 30, 2004. Based on the aggregate spark spread calculation, no payment was made to us under the Index Hedge during the years ended December 31, 2005 and 2004. We paid $45.0 million for the Index Hedge at the time of the closing of the 2004 Refinancing. The amount paid includes a value of $38.3 million over the estimated exercise value of the Index Hedge calculated based on our internally developed models. We recorded the valuation difference as a component of derivative assets. In accordance with EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” the valuation difference is accounted for as a deferred amount and amortized to income over the term of the Index Hedge. The amount amortized (realized expense) for the years ended December 31, 2005 and 2004 was $9.3 million and $5.6 million, respectively. The Index Hedge qualifies as a derivative under SFAS No. 133 but does not meet hedge accounting requirements. Therefore, changes in the value are recognized in the Consolidated Statement of Operations as mark-to-market gain or loss. There was a mark-to-market loss from such changes in value of $11.4 million and $9.1 million for the years ended December 31, 2005 and 2004, respectively.
     The table below reflects the amounts that are recorded as assets and liabilities at December 31, 2005 and 2004, for our derivative instruments (in thousands):

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

As of December 31,	2005	2004
Current derivative assets	$16,380	$9,272
Long-term derivative assets	8,178	26,644

Total derivative assets	24,558	35,916

Current derivative liabilities	—	—
Long-term derivative liabilities	—	—

Total derivative liabilities	—	—

Net derivative assets (liabilities)	$24,558	$35,916

     The table below reflects the impact of CalGen’s derivative instruments on its pre-tax earnings from mark-to-market activity of derivatives for the years ended December 31, 2005, 2004 and 2003, respectively (in thousands):

For the Year Ended December 31,	2005	2004	2003
Unrealized mark-to-market loss	$2,086	$3,473	$—
Realized mark-to-market loss	9,272	5,611	—

Total mark-to-market activities, net	$11,358	$9,084	$—

12. Commitments and Contingencies
     In addition to the Notes, Term Loans and other financings, we have LTSAs, various operating leases, O&M agreements, and other commitments. Operating leases primarily consist of land leases for certain of the facilities’ sites.
     The LTSAs provide for parts and services related to the performance of scheduled maintenance on combustion turbines at the facilities. The terms of the agreements generally cover the period from commercial operation of the project through the twelfth scheduled outage for each combustion turbine. In some agreements, the term is the earlier of sixteen years or twelve scheduled outages. Maintenance schedules and payment schedules under the LTSAs are based on estimates of when maintenance will occur on the various turbines based on the number of hours the turbines operate. The actual timing of maintenance may vary based on actual operating hours and starts versus estimated hours and starts due to operational and performance considerations. LTSAs are in place at the Baytown, Channel, Decatur, Delta and Morgan plants.
     In an effort to lower operating expenses by having maintenance performed by a Calpine affiliate, LTSAs with non-Calpine affiliated third parties at Carville, Corpus Christi, Freestone, Los Medanos, Oneta and Zion were canceled on June 8, 2005, which reduced future commitments. We recorded a charge of $23.5 million as a result of these cancellations for the year ended December 31, 2005. As required by the Maintenance Agreement, Calpine reimbursed CalGen for these costs through a capital contribution. Currently, major maintenance at these facilities is performed by COSCI.
     Set forth below is an estimated schedule of minimum payments to be made in connection with the LTSAs and other obligations (in thousands):

	Long-Term
	Service			O&M
	Agreements	Fuel	Water	Agreements	Leases	Other	Total
2006	$11,810	$16,066	$3,923	$1,366	$2,104	$960	$36,229
2007	23,509	16,066	4,070	1,329	2,236	960	48,170
2008	13,523	16,388	4,219	1,245	2,726	846	38,947
2009	8,531	16,540	4,379	1,244	3,172	888	34,754
2010	20,321	16,696	4,550	1,141	3,249	933	46,890
2011 and thereafter	93,053	208,292	139,547	9,595	87,248	2,009	539,744

Total	$170,747	$290,048	$160,688	$15,920	$100,735	$6,596	$744,734

     In 2005, 2004 and 2003 rent expense for operating leases amounted to $3.0 million, $0.7 million and $0.6 million, respectively.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
Guarantees
On December 22, 2005, the Bankruptcy Court granted Calpine interim approval to borrow up to $500 million under the $2.0 billion DIP Facility. The CalGen Debtors, along with other Debtor subsidiaries of Calpine, guarantee, on a secured basis, the obligations of Calpine under the DIP Facility. At December 31, 2005, the maximum potential future payments on the guarantee was not more than $25.0 million, the amount of the borrowings under the DIP Facility’s revolving credit facility then outstanding. Subsequent to December 31, 2005, additional amounts have been drawn under the term loan facilities under the DIP Facility and amounts borrowed under the revolving facility have been repaid such that, as of June 30, 2006, there was $999.1 million outstanding under the DIP Facility term loan facilities, nothing outstanding under the DIP Facility revolving facility and $3.4 million of letters of credit had been issued against the revolving facility. In accordance with FIN 45, we do not record a liability related to the guarantees because each is a subsidiary’s guarantee of the debt owed to a third party by its parent.
Litigation
     As discussed above, the CalGen Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the CalGen Debtors. One exception to this stay of litigation is actions or proceedings by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the Chapter 11 proceedings and, to the extent not resolved, will need to be addressed in the context of any plan or plans of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business or outstanding legal proceedings.
     We are party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability we may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and may potentially be material to our Consolidated Financial Statements.
     Estate of Jones, et al. v. Calpine. On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Darrell Jones of NESCO. The agreement provided, among other things, that upon “Substantial Completion” of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility occurred in September 2004 and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. The complaint alleged that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine’s motion to dismiss the complaint on March 10, 2004. Plaintiffs filed a motion for reconsideration of the decision, which was denied. Thereafter, Calpine filed a motion to recover attorneys’ fees from NESCO, which was granted at a reduced amount. Calpine held back $100,000 of the $6 million payment to the estates (which has been remitted) to ensure payment of the fees. Plaintiffs appealed. Both parties filed briefs with the appellate court and oral argument was heard on October 17, 2005. The matter was automatically stayed on December 20, 2005. In January, plaintiffs’ filed a motion for relief from stay. On February 21, 2006, the Bankruptcy Court approved the parties’ stipulation lifting the stay for the limited purpose of allowing the appellate court to issue its decision. On March 22, 2006, the appellate court reversed the lower court’s decision and remanded the case to the trial court. The automatic stay prevents further action until lifted.
     Solutia Bankruptcy. Solutia (Decatur’s steam host) filed for bankruptcy on December 17, 2003. Effective May 27, 2004, Solutia rejected certain cogeneration agreements relating to the sale of steam and supply of electricity and entered a term sheet with Decatur confirming the agreement of the parties with respect to property rights going forward. By this term sheet, Decatur has secured all necessary rights to continue

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
operating the plant. The parties entered into an amended and restated agreement setting forth their respective rights and obligations going forward pursuant to the term sheet and the bankruptcy court approved this agreement on June 30, 2004. On November 19, 2004, Decatur and its affiliates filed proofs of claim with the bankruptcy court totaling approximately $383 million. Solutia has formally objected to Decatur’s and its affiliate’s claims. At a hearing on October 19, 2005, the bankruptcy judge ordered the parties to resolve the damage claims by arbitration in accordance with the dispute resolution provisions of the rejected contracts. A panel of three arbitrators has been selected pursuant to applicable arbitration rules. This panel will determine the value of the claims submitted by Decatur and its affiliate. The panel has scheduled the arbitration hearing for August 2007. If the panel enters an award in favor of Decatur and its affiliate, they will not be entitled to immediate payment in cash. Rather, the award will entitle Decatur and its affiliate to an allowed unsecured claim in Solutia’s bankruptcy case which will be paid on the same terms and conditions as allowed claims of other unsecured creditors of Solutia. Accordingly, it is possible that Decatur and its affiliate will be entitled only to a partial payment of any award, and that such payment will be made in compensation other than cash. It is also possible that Solutia will make no distributions to unsecured creditors and that Decatur and its affiliate will receive nothing on account of their claim.
     Panda Energy International, Inc., et al. v. Calpine, et al. On November 5, 2003, Panda filed suit against Calpine and certain of its affiliates in the United States District Court for the Northern District of Texas, alleging, among other things, that Calpine breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center, which Calpine acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits from Oneta Energy Center and that Calpine’s actions have reduced the profits from Oneta Energy Center thereby undermining Panda’s ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including interest through December 1, 2003) is currently outstanding. Calpine filed a counterclaim against Panda Energy International, Inc. (and PLC II, LLC) based on a guaranty and also filed a motion to dismiss as to the causes of action alleging federal and state securities laws violations. The court granted Calpine’s motion to dismiss, but allowed Panda an opportunity to replead. We consider Panda’s lawsuit to be without merit and intend to vigorously defend against it. Calpine stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda’s default on repayment of the note. Trial was set for May 22, 2006. The action has been stayed due to the Chapter 11 filings.
     Delta RMR Proceeding. Through our subsidiary Delta Energy Center, LLC, we are party to a recurring, yearly reliability must-run (“RMR”) contract with the California Independent System Operator Corporation (“CAISO”) originally entered into in 2003. When the Delta RMR contract was first offered by us, several issues about the contract were disputed, including whether the CAISO accepted Delta’s bid for RMR service; whether the CAISO was bound by Delta’s bid price; and whether Delta’s bid price was just and reasonable. The Delta RMR contract was filed and accepted by United States Federal Energy Regulatory Commission (“FERC”) effective February 10, 2003, subject to refund. On May 30, 2003, the CAISO, Pacific Gas & Electric Company (“PG&E”) and Delta entered into a settlement regarding the Delta RMR contract (the “Delta RMR Settlement”). Under the terms of the Delta RMR Settlement, the parties agreed to interim RMR rates that Delta would collect, subject to refund, from February 10, 2003, forward. The parties agreed to defer further proceedings on the Delta RMR contract until a similar RMR proceeding (the “Mirant RMR Proceeding”) was resolved by FERC. Under the terms of the Delta RMR Settlement, Delta continued to provide services to the CAISO pursuant to the interim RMR rates, terms and conditions. Since the Delta RMR Settlement, Delta and CAISO have entered into RMR contracts for the years 2003, 2004 and 2005 pursuant to the terms of the Delta RMR Settlement.
     On June 3, 2005, FERC issued a final order in the Mirant RMR Proceeding, resolving that proceeding and triggering the reopening of the Delta RMR Settlement. On November 30, 2005, Delta filed revisions to the Delta RMR contract with FERC, proposing to change the method by which RMR rates are calculated for Delta effective January 1, 2006. On January 27, 2006, FERC issued an order accepting the new Delta RMR rates effective January 1, 2006 and consolidated the issues from the Delta RMR Settlement with the 2006 RMR case. FERC set the proceeding for hearing, but has suspended hearing procedures pending settlement discussions among the parties with respect to the rates for both the February 10, 2003 through December 31, 2005, period and the calendar year 2006 period. In addition, to resolve credit concerns raised by certain intervening parties, Delta has begun to direct into an escrow account the difference between the previously-filed rate and the 2006 rate pending the determination by FERC as to whether Delta is obligated to refund some portion of the rate collected in 2006. We are unable at this time to predict the result of any settlement process or the ultimate ruling by the FERC on the rates for Delta’s RMR services for the period between February 10, 2003 and December 31, 2005 or for calendar year 2006. Settlement negotiations are currently active.
     See Note 4 for a description of our Chapter 11 cases.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
     In addition, we are involved in various other claims and legal actions arising out of the normal course of our business. We do not expect that the outcome of these proceedings will have a material adverse effect on our financial position, results of operations, or cash flows.
13. Quarterly Consolidated Financial Data (unaudited)
     Our quarterly operating results have fluctuated in the past and may continue to do so in the future.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands)
2005, restated through September 30, 2005 1)
Total revenue	$829,125	$953,814	$489,434	$452,280
Gross profit (loss)	(1,225,219)	186,653	38,519	29,190
Income from operations	(1,230,147)	182,538	9,636	27,439
Income tax expense (benefit)	17,951	46,788	(17,493)	(8,860)
Net income (loss)	$(1,321,688)	$75,375	$(28,181)	$(14,274)
2005, as previously reported through September 30, 2005 1)
Total revenue		$953,814	$489,434	$452,280
Gross profit		178,782	33,951	23,020
Income from operations		174,667	6,568	19,769
Income tax expense (benefit)		—	—	—
Net income (loss)		$114,292	$(48,742)	$(30,804)
2004, restated
Total revenue	$423,654	$551,955	$459,080	$273,648
Gross profit	42,705	89,707	47,844	12,476
Income from operations	36,647	87,506	45,490	7,795
Income tax expense (benefit)	(4,734)	16,362	2,524	(33,316)
Net income (loss)	$(8,582)	$29,662	$4,575	$(60,400)
2004, as previously reported 1)
Total revenue	$423,654	$551,955	$459,080	$273,648

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	(In thousands)
Gross profit	40,143	88,882	46,997	12,474
Income from operations	34,085	86,681	44,643	7,793
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$(15,878)	$45,199	$6,252	$(93,718)

1)	As discussed in Note 2, we have restated our consolidated financial statements. The quarterly information as of and for the three months ended December 31, 2004 and September 30, June 30, and March 31, 2005 and 2004, previously reported in our respective quarterly reports and 2004 Form 10-K are herein restated to correct fuel expense, gross profit, income from operations, income tax expense (benefit) and net income as discussed below.
     We incorrectly reported $0 taxes for quarterly periods ended September 30, 2005, June 30, 2005 and March 31, 2005. Also, the provision for income tax benefit was incorrectly presented in the amount of $19.2 million for the year ended December 31, 2004 and related quarterly amounts reported for the provision for income taxes in the consolidated statements of operations for our quarterly reports during 2004. This caused us to understate tax expense and tax benefits for quarterly reports for 2005 and 2004. Accordingly, we have restated our quarterly provision for income taxes above to properly reflect our deferred income tax liabilities and income tax benefits, previously reported in our quarterly reports. The corrections reflected above for income tax expense (benefit) are $46.8 million, $(17.5) million and $(8.9) million for the quarters ended September 30, 2005, June 30, 2005 and March 31, 2005, respectively and $(4.7) million, $16.3 million, $2.5 million and $(33.3) million for the quarters ended December 31, 2004, September 30, 2004, June 30, 2004 and March 31, 2004, respectively.
     We determined through our intercompany reconciliation procedures that we overpaid CES by $4.2 million for fuel expenses for the year ended December 31, 2004 and by $18.6 million from the period January 1, 2005 through September 30, 2005. The error was the result of failure to consider fuel provided directly to our Channel and Corpus Christi facilities by unrelated parties when calculating CES’ net payment to us. This error caused us to over report fuel expense and understate gross profit and net income previously reported in our 2005 and 2004 quarterly reports for the periods ended September 30, 2005, June 30, 2005 and March 31, 2005. Accordingly, we have restated fuel expense for each of our respective 2005 and 2004 quarterly reporting periods. The corrections reflected above for fuel expense are $(7.9) million, $(4.6) million and $(6.1) million for the quarters ended September 30, 2005, June 30, 2005 and March 31, 2005, respectively and $(2.6) million, $(0.8) million and $(0.8) million for the quarters ended December 31, 2004, September 30, 2004 and June 30, 2004, respectively.
14. Guarantor Subsidiaries — Supplemental Consolidating Financial Statements
     The Notes and Term Loans issued in connection with the 2004 Refinancing were secured by substantially all of our assets and the assets of the Subsidiary Guarantors. In addition, CalGen Holdings’ membership interest in CalGen and CalGen’s membership interest in CalGen Expansion Company, LLC are pledged as collateral. CalGen Expansion Company, LLC owns, through its direct and indirect wholly-owned subsidiaries, 100% of the interests in CalGen’s facilities, including Goldendale. CalGen Holdings has no assets or operations separate from its investment in CalGen. The Notes and Term Loans as discussed in Note 6, are fully and unconditionally guaranteed on a joint and several basis by the Subsidiary Guarantors. Each guarantee is a non-recourse senior secured obligation of the applicable guarantor.
     Pursuant to Rule 3-10 of Regulation S-X, CalGen is required to present consolidating financial information with respect to the Subsidiary Guarantors other than CalGen Finance and the Other Subsidiaries. Consolidating balance sheets as of December 31, 2005 and 2004, consolidating statements of operations and cash flows for the three years ended December 31, 2005, are presented below.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET
December 31, 2005

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	CalGen	Guarantors	Subsidiaries	Adjustments	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$143,427	$26	$3	$—	$143,456
Restricted cash	—	—	55	—	55
Accounts receivable, net	—	70,480	134	—	70,614
Accounts receivable, net — related party	(2,479)	214,403	321	(206,790)	5,455
Notes receivable, current portion	—	436	—	—	436
Inventories	—	19,329	1,067	—	20,396
Current derivative assets	16,380	—	—	—	16,380
Deferred tax asset, current	—	5,055	—	—	5,055
Prepaid and other current assets	497	18,768	216	—	19,481

Total current assets	157,825	328,497	1,796	(206,790)	281,328

Property, plant and equipment, net	—	4,962,724	90,991	—	5,053,715
Investment in affiliates	2,725,161	—	—	(2,725,161)	—
Notes receivable, net of current portion	—	18,977	—	—	18,977
Notes receivable — affiliate	2,459,340	—	—	(2,459,340)	—
Restricted cash, net of current portion	—	—	95	—	95
Deferred financing costs, net	40,043	38,205	1,838	(40,043)	40,043
Long-term derivative assets	8,178	—	—	—	8,178
Other assets	1,686	31,719	—	(1,686)	31,719

Total assets	$5,392,233	$5,380,122	$94,720	$(5,433,020)	$5,434,055

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$32,927	$67,037	$1,141	$—	$101,105
Accounts payable, net — related party	155,279	—	51,511	(206,790)	—
Notes payable, current portion	—	171	—	—	171
Priority notes, term loans and other financings, current portion	2,437,982	2,327,872	110,110	(2,437,982)	2,437,982
Accrued interest payable	61,401	58,586	2,815	(61,401)	61,401
Other current liabilities	—	1,695	144	—	1,839

Total current liabilities	2,687,589	2,455,361	165,721	(2,706,173)	2,602,498

Notes payable, net of current portion	—	1,943	—	—	1,943
Priority notes, term loans and other financings, net of current portion	—	—	—	—	—
Deferred tax liability		69,577	5,239	(1,686)	73,130
Deferred revenue	—	8,770	—	—	8,770
Other liabilities	—	17,478	—	—	17,478

Total liabilities	2,687,589	2,553,129	170,960	(2,707,859)	2,703,819
Liabilities subject to compromise	—	24,977	615	—	25,592
Commitments and contingencies
Member’s equity (deficit)	2,704,644	2,802,016	(76,855)	(2,725,161)	2,704,644

Total liabilities and member’s deficit	$5,392,233	$5,380,122	$94,720	$(5,433,020)	$5,434,055

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET,
December 31, 2004
(Restated)

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	CalGen	Guarantors	Subsidiaries	Adjustments	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$64,510	$28	$—	$—	$64,538
Accounts receivable, net	—	59,302	18	—	59,320
Accounts receivable, net — related party	62,131	123,825	—	(181,120)	4,836
Inventories	—	18,456	1,145	—	19,601
Current derivative assets	9,272	—	—	—	9,272
Prepaid and other current assets	62	21,386	88	—	21,536

Total current assets	135,975	222,997	1,251	(181,120)	179,103

Property, plant and equipment, net	7	5,969,576	324,846	—	6,294,429
Investment in affiliates	4,022,091	—	—	(4,022,091)	—
Notes receivable, net of current portion	—	19,381	—	—	19,381
Notes receivable — affiliate	2,397,160	—	—	(2,397,160)	—
Deferred financing costs, net	51,496	49,329	2,167	(51,496)	51,496
Long-term derivative assets	26,644	—	—	—	26,644
Other assets	3,319	54,245	2,314	(5,633)	54,245

Total assets	$6,636,692	$6,315,528	$330,578	$(6,657,500)	$6,625,298

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$31,809	$66,880	$523	$—	$99,212
Accounts payable, net — related party	140,153	—	40,967	(181,120)	—
Notes payable, current portion	—	168	—	—	168
Accrued interest payable	53,324	51,028	2,296	(53,324)	53,324
Deferred tax liability	—	4,713	—	—	4,713
Other current liabilities	—	2,871	99	—	2,970

Total current liabilities	225,286	125,660	43,885	(234,444)	160,387

Notes payable, net of current portion	—	2,109	—	—	2,109
Priority notes and term loans	2,395,332	2,285,307	110,025	(2,395,332)	2,395,332
Deferred revenue	—	5,671	—	—	5,671
Deferred tax liability	—	31,072	—	(5,633)	25,439
Other liabilities	—	20,286	—	—	20,286

Total liabilities	2,620,618	2,470,105	153,910	(2,635,409)	2,609,224
Commitments and contingencies
Member’s equity	4,016,074	3,845,423	176,668	(4,022,091)	4,016,074

Total liabilities and member’s deficit	$6,636,692	$6,315,528	$330,578	$(6,657,500)	$6,625,298

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2005

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	CalGen	Guarantors	Subsidiaries	Adjustments	Consolidated
			(In thousands)
Revenue:
Electricity and steam revenue — related party	$—	$2,106,870	$77,128	$—	$2,183,998
Electricity and steam revenue — third-party	—	542,292	—	—	542,292

Total electricity and steam revenue	—	2,649,162	77,128	—	2,726,290
Mark-to-market activity, net	(11,358)	—	—	—	(11,358)
Sale of purchased power	—	5,459	—	—	5,459
Other revenue	—	4,262	—	—	4,262

Total revenue	(11,358)	2,658,883	77,128	—	2,724,653

Cost of revenue:
Plant operating expense	—	203,598	15,320	—	218,918
Fuel expense	—	1,930,850	60,379	—	1,991,229
Purchased power expense	—	9,839	—	—	9,839
Depreciation and amortization expense	—	173,517	8,140	—	181,657
Operating plant and asset impairments	—	961,490	226,500	—	1,187,990
Provision for doubtful accounts	42,815	62,309	753	—	105,877

Total cost of revenue	42,815	3,341,603	311,092	—	3,695,510

Gross profit (loss)	(54,173)	(682,720)	(233,964)	—	(970,857)
Sales, general and administrative expense	990	14,529	648	—	16,167
Long-term service agreement cancellation charge	—	23,510	—	—	23,510

Income (loss) from operations	(55,163)	(720,759)	(234,612)	—	(1,010,534)

Interest expense — third party	240,556	229,491	11,065	(240,556)	240,556
Interest (income)	(243,133)	(2,271)	—	240,556	(4,848)
Equity loss in subsidiaries	1,233,931	—	—	(1,233,931)	—
Other expense (income), net	618	3,183	339	—	4,140

Loss before income tax expense (benefit)	(1,287,135)	(951,162)	(246,016)	1,233,931	(1,250,382)
Income tax expense (benefit)	1,633	29,200	7,553	—	38,386

Net loss	$(1,288,768)	$(980,362)	$(253,569)	$1,233,931	$(1,288,768)

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2004
(Restated)

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	CalGen	Guarantors	Subsidiaries	Adjustments	Consolidated
			(In thousands)
Revenue:
Electricity and steam revenue — related party	$—	$1,243,125	$14,976	$—	$1,258,101
Electricity and steam revenue — third-party	—	452,805	—	—	452,805

Total electricity and steam revenue	—	1,695,930	14,976	—	1,710,906
Mark-to-market activity, net	(9,084)	—	—	—	(9,084)
Sale of purchased power	—	3,208	—	—	3,208
Other revenue	—	3,307	—	—	3,307

Total revenue	(9,084)	1,702,445	14,976	—	1,708,337

Cost of revenue:
Plant operating expense	—	170,038	3,225	—	173,263
Fuel expense	—	1,170,866	11,093	—	1,181,959
Purchased power expense	—	3,308	—	—	3,308
Depreciation and amortization expense	—	148,902	2,818	—	151,720
Provision for doubtful accounts	—	5,355	—	—	5,355

Total cost of revenue	—	1,498,469	17,136	—	1,515,605

Gross profit (loss)	(9,084)	203,976	(2,160)	—	192,732
Sales, general and administrative expense	661	9,527	1,352	—	11,540
Other operating expense	—	3,754	—	—	3,754

Income (loss) from operations	(9,745)	190,695	(3,512)	—	177,438

Interest expense — related party	—	72,026	147	—	72,173
Interest expense — third party	130,049	158,046	2,777	(130,049)	160,823
Interest (income)	(130,331)	(2,254)	—	130,049	(2,536)
Equity loss in subsidiaries	28,728	—	—	(28,728)	—
Other expense (income), net	(127)	940	74	—	887

Loss before income tax expense (benefit)	(38,064)	(38,063)	(6,510)	28,728	(53,909)
Income tax expense (benefit)	(3,319)	(13,531)	(2,314)	—	(19,164)

Net loss	$(34,745)	$(24,532)	$(4,196)	$28,728	$(34,745)

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2003
(Restated)

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	CalGen	Guarantors	Subsidiaries	Adjustments	Consolidated
			(In thousands)
Revenue:
Electricity and steam revenue — related party	$—	$779,162	$—	$—	$779,162
Electricity and steam revenue — third-party	—	369,206	3	—	369,209

Total electricity and steam revenue	—	1,148,368	3	—	1,148,371
Sale of purchased power	—	7,708	—	—	7,708
Other revenue	—	3,297	—	—	3,297

Total revenue	—	1,159,373	3	—	1,159,376

Cost of revenue:
Plant operating expense	—	129,705	—	—	129,705
Fuel expense	—	770,208	—	—	770,208
Purchased power expense	—	12,395	—	—	12,395
Depreciation and amortization expense	—	121,008	—	—	121,008
Provision for doubtful accounts	—	1,931	—	—	1,931

Total cost of revenue	—	1,035,247	—	—	1,035,247

Gross profit	—	124,126	3	—	124,129
Sales, general and administrative expense	—	5,638	—	—	5,638
Other operating expense	—	60	113	—	173

Income (loss) from operations	—	118,428	(110)	—	118,318

Interest expense — related party	—	255,036	651	—	255,687
Interest expense — third party	—	56,637	367	—	57,004
Interest (income)	—	(2,061)	—	—	(2,061)
Other expense, net (income)	—	182	21	—	203

Loss before Income tax expense (benefit) and cumulative effect of a change in accounting principle	—	(191,366)	(1,149)	—	(192,515)
Income tax expense (benefit)	—	(68,576)	—	—	(68,576)

Loss before cumulative effect of a change in accounting principle, net of tax	—	(122,790)	(1,149)	—	(123,939)
Cumulative effect of a change in accounting principle, net of tax	—	(241)	—	—	(241)

Net loss	$—	$(123,031)	$(1,149)	$—	$(124,180)

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2005

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	CalGen	Guarantors	Subsidiaries	Adjustments	Consolidated
			(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,288,768)	$(980,362)	$(253,569)	$1,233,931	$(1,288,768)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	173,517	8,140	—	181,657
Amortization of discount and deferred financing costs	12,839	12,425	414	(12,839)	12,839
Provision for doubtful accounts	42,815	62,309	753	––	105,877
Deferred income taxes	1,633	28,737	7,553	—	37,923
Long-term service agreement cancellation charge	—	23,510	—	—	23,510
Mark-to-market activities, net	11,358	—	—	—	11,358
Equity loss in subsidiaries	1,233,931	—	—	(1,233,931)	—
Operating plant and asset impairments	—	961,490	226,500	—	1,187,990
Cost allocated from parent	—	8,821	—	—	8,821
Change in operating assets and liabilities:
Accounts receivable	—	(14,238)	(116)	—	(14,354)
Accounts receivable/accounts payable, net — related party	92,159	(229,031)	4,323	(9,755)	(142,304)
Inventories	—	(873)	78	—	(795)
Prepaid and other current assets	(435)	(10,483)	(128)	—	(11,046)
Other assets	––	7,315	—	––	7,315
Accounts payable and accrued expenses	27,016	32,919	6,471	(31,044)	35,362
Accrued interest payable	8,077	7,558	519	(8,077)	8,077
Other accrued liabilities	––	291	—	—	291

Net cash provided by (used in) operating activities	140,625	83,905	938	(61,715)	163,753

Cash flows from investing activities:
(Increase) decrease in restricted cash	—	––	(150)	—	(150)
Purchases of property, plant and equipment	472	(87,447)	(785)	(465)	(88,225)
Loans to subsidiaries for project financing	(62,180)	––	––	62,180	––
Payments made for deferred transmission credits	—	(2,574)	––	—	(2,574)
Proceeds received from payments from deferred transmission credits	—	5,942	––	—	5,942
Receipts of notes receivable	––	335	––	––	335

Net cash used in investing activities	(61,708)	(83,744)	(935)	61,715	(84,672)

Cash flows from financing activities:
Repayments of notes payable	—	(163)	—	—	(163)

Net cash provided by (used in) financing activities	––	(163)	––	––	(163)

Net increase (decrease) in cash and cash equivalents	78,917	(2)	3	—	78,918
Cash and cash equivalents, beginning of period	64,510	28	––	—	64,538

Cash and cash equivalents, end of period	$143,427	$26	$3	$—	$143,456

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2004
(Restated)

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	CalGen	Guarantors	Subsidiaries	Adjustments	Consolidated
			(In thousands)
Cash flows from operating activities:
Net income (loss)	$(34,745)	$(24,532)	$(4,196)	$28,728	$(34,745)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	148,902	2,818	—	151,720
Amortization of discounted deferred financing costs	11,511	11,426	85	(11,511)	11,511
Provision for doubtful accounts	—	5,355	—	—	5,355
Deferred income tax	(3,319)	(13,531)	(2,314)	—	(19,164)
Write-off of deferred financing costs	—	12,457	—	—	12,457
Mark-to-market activities, net	9,084	—	—	—	9,084
Long-term service agreement cancellation charge	—	3,754	—	—	3,754
Interest on subordinated parent debt	—	72,026	147	—	72,173
Equity loss in subsidiaries	28,728	—	—	(28,728)	—
Cost allocated from parent	—	3,633	—	—	3,633
Change in operating assets and liabilities:
Accounts receivable	—	(18,623)	(18)	—	(18,641)
Accounts receivable/accounts payable, net — related party	78,022	(124,606)	40,967	—	(5,617)
Inventories	—	(3,556)	(1,145)	—	(4,701)
Prepaid and other current assets	(62)	25,227	(326)	—	24,839
Other assets	—	(33,496)	—	—	(33,496)
Accounts payable	31,809	2,847	(11,605)	—	23,051
Accrued interest payable	53,324	50,929	2,296	(53,324)	53,225
Other accrued liabilities	—	13,648	88	—	13,736

Net cash provided by (used in) operating activities	174,352	131,860	26,797	(64,835)	268,174

Cash flows from investing activities:
(Increase) decrease in restricted cash	—	152,290	—	—	152,290
Purchases of derivative asset	(45,000)	—	—	—	(45,000)
Purchases of property, plant and equipment	(1,420)	(259,096)	(43,798)	1,413	(302,901)
Loans to subsidiaries for project financing	(2,397,160)	—	—	2,397,160	—
Payment of deferred transmission credit	—	(14,017)	—	—	(14,017)
Proceeds from deferred transmission credit	—	24,500	—	—	24,500

Net cash used in investing activities	(2,443,580)	(96,323)	(43,798)	2,398,573	(185,128)

Cash flows from financing activities:
Financing costs	(60,162)	(57,364)	(2,798)	60,162	(60,162)
Repayments of notes payable	—	(162)	—	—	(162)
Borrowings from subordinated parent debt	—	29,935	16,878	—	46,813
Repayments of subordinated parent debt	—	(131,096)	(107,041)	—	(238,137)
Borrowings from credit facility	—	178,995	—	—	178,995
Repayments of credit facility	—	(2,379,353)	—	—	(2,379,353)
Issuance of secured notes and term loans	2,393,900	2,283,941	109,959	(2,393,900)	2,393,900
Borrowings under revolver line of credit	117,500	92,049	25,451	(117,500)	117,500
Repayments under revolver line of credit	(117,500)	(92,049)	(25,451)	117,500	(117,500)

Net cash provided by (used in) financing activities	2,333,738	(75,104)	16,998	(2,333,738)	(58,106)

Net increase (decrease) in cash and cash equivalents	64,510	(39,567)	(3)	—	24,940
Cash and cash equivalents, beginning of period	—	39,595	3	—	39,598

Cash and cash equivalents, end of period	$64,510	$28	$—	$—	$64,538

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine Corporation)
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2003
(Restated)

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	CalGen	Guarantors	Subsidiaries	Adjustments	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$—	$(123,031)	$(1,149)	$—	$(124,180)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	121,008	—	—	121,008
Amortization of discount and deferred financing costs	—	12,122	—	—	12,122
Deferred income tax	—	(68,576)	—	—	(68,576)
Provision for doubtful accounts	—	1,931	—	—	1,931
Interest on subordinated parent debt	—	255,036	651	—	255,687
Cost allocated from parent	—	11,449	—	—	11,449
Cumulative effect of a change in accounting principle	—	241	—	—	241
Change in operating assets and liabilities:
Accounts receivable	—	(23,895)	19	—	(23,876)
Inventories	—	(3,553)	—	—	(3,553)
Prepaid and other current assets	—	(9,592)	(36)	—	(9,628)
Other assets	—	581	—	—	581
Accounts payable	—	7,622	—	—	7,622
Accounts receivable/accounts payable — related party	—	(8,925)	—	—	(8,925)
Accrued interest payable	—	(200)	—	—	(200)
Other accrued liabilities	—	3,370	(7)	—	3,363

Net cash provided by (used in) operating activities	—	175,588	(522)	—	175,066

Cash flows from investing activities:
(Increase) decrease in restricted cash	—	(142,800)	—	—	(142,800)
Purchases of property, plant and equipment	—	(389,793)	(44,356)	—	(434,149)
Payments of transmission credit	—	(25,326)	—	—	(25,326)
Proceeds from transmission credit	—	4,647	—	—	4,647

Net cash used in investing activities	—	(553,272)	(44,356)	—	(597,628)

Cash flows from financing activities:
Financing costs	—	(6,258)	—	—	(6,258)
Repayments of notes payable	—	(147)	—	—	(147)
Borrowings from subordinated parent debt	—	511,288	44,881	—	556,169
Borrowings from credit facility	—	101,348	—	—	101,348
Repayments of credit facility	—	(214,595)	—	—	(214,595)

Net cash provided by financing activities	—	391,636	44,881	—	436,517

Net increase in cash and cash equivalents	—	13,952	3	—	13,955
Cash and cash equivalents, beginning of period	—	25,643	—	—	25,643

Cash and cash equivalents, end of period	$—	$39,595	$3	$—	$39,598

SCHEDULE II
CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
Description	of Year	Expense	Accounts	Reductions	End of Year
	(In thousands)
Year ended December 31, 2005
Allowance for doubtful accounts	$1,589	$105,877	$(1)	$––	$107,465
Deferred tax asset valuation allowance	—	516,996	—	—	516,996
Year ended December 31, 2004 (Restated)
Allowance for doubtful accounts	$1,931	$5,355	$—	$(5,697)	$1,589
Deferred tax asset valuation allowance	—	—	—	—	—
Year ended December 31, 2003 (Restated)
Allowance for doubtful accounts	$—	$1,931	$—	$—	$1,931
Deferred tax asset valuation allowance	—	—	—	—	—

S-1

     The following exhibits are filed herewith unless otherwise indicated:
EXHIBIT INDEX

Exhibit Number	Description
1.1	Purchase Agreement, dated March 12, 2004, between CalGen, CalGen Finance and Morgan Stanley.*

3.1	Amended and Restated Certificate of Formation of CalGen.*

3.2	Certificate of Incorporation of CalGen Finance.*

3.3	Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*

3.4	Certificate of Amendment to Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*

3.5	Certificate of Amendment to Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*

3.6	Certificate of Limited Partnership of Baytown Energy Center, LP.*

3.7	Certificate of Amendment to Certificate of Limited Partnership of Baytown Energy Center, LP.*

3.8	Certificate of Formation of Calpine Baytown Energy Center GP, LLC.*

3.9	Certificate of Amendment to Certificate of Formation of Calpine Baytown Energy Center GP, LLC.*

3.10	Certificate of Formation of Calpine Baytown Energy Center LP, LLC.*

3.11	Certificate of Amendment to Certificate of Formation of Calpine Baytown Energy Center LP, LLC.*

3.12	Certificate of Formation of Baytown Power GP, LLC.*

3.13	Certificate of Amendment to Certificate of Formation of Baytown Power GP, LLC.*

3.14	Certificate of Limited Partnership of Baytown Power, LP.*

3.15	Certificate of Amendment to Certificate of Limited Partnership of Baytown Power, LP.*

3.16	Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.17	Certificate of Amendment to Certificate of Formation of Carville Energy LLC(f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.18	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.19	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.20	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.21	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

3.22	Certificate of Limited Partnership of Channel Energy Center, LP.*

3.23	Certificate of Amendment to Certificate of Limited Partnership of Channel Energy Center, LP.*

Exhibit Number	Description
3.24	Certificate of Formation of Calpine Channel Energy Center GP, LLC.*

3.25	Certificate of Amendment to Certificate of Formation of Calpine Channel Energy Center GP, LLC.*

3.26	Certificate of Formation of Calpine Channel Energy Center LP, LLC.*

3.27	Certificate of Amendment to Certificate of Formation of Calpine Channel Energy Center LP, LLC.*

3.28	Certificate of Formation of Channel Power GP, LLC.*

3.29	Certificate of Amendment to Certificate of Formation of Channel Power GP, LLC.*

3.30	Certificate of Limited Partnership of Channel Power, LP.*

3.31	Certificate of Amendment to Certificate of Limited Partnership of Channel Power, LP.*

3.32	Certificate of Formation of Columbia Energy LLC.*

3.33	Certificate of Amendment to Certificate of Formation of Columbia Energy LLC.*

3.34	Certificate of Amendment to Certificate of Formation of Columbia Energy LLC.*

3.35	Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*

3.36	Certificate of Amendment to Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*

3.37	Certificate of Amendment to Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*

3.38	Certificate of Formation of Nueces Bay Energy LLC.*

3.39	Certificate of Amendment to Certificate of Formation of Nueces Bay Energy LLC.*

3.40	Certificate of Amendment to Certificate of Formation of Nueces Bay Energy LLC.*

3.41	Amended and Restated Certificate of Formation of Calpine Northbrook Southcoast Investors, LLC (f/k/a Skygen Southcoast Investors LLC).*

3.42	Certificate of Amendment to Certificate of Formation of Calpine Northbrook Southcoast Investors, LLC (f/k/a Skygen Southcoast Investors LLC).*

3.43	Certificate of Formation of Calpine Corpus Christi Energy GP, LLC.*

3.44	Certificate of Amendment to Certificate of Formation of Calpine Corpus Christi Energy GP, LLC.*

3.45	Certificate of Limited Partnership of Calpine Corpus Christi Energy, LP.*

3.46	Certificate of Amendment to Certificate of Limited Partnership of Calpine Corpus Christi Energy, LP.*

3.47	Certificate of Formation of Decatur.*

3.48	Certificate of Amendment to Certificate of Formation of Decatur.*

3.49	Certificate of Formation of Delta Energy Center, LLC.*

3.50	Certificate of Amendment to Certificate of Formation of Delta Energy Center, LLC.*

3.51	Certificate of Amendment to Certificate of Formation of Delta Energy Center, LLC.*

3.52	Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*

Exhibit Number	Description
3.53	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*

3.54	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*

3.55	Amended and Restated Certificate of Limited Partnership of Freestone Power Generation LP.*

3.56	Certificate of Formation of Calpine Freestone, LLC.*

3.57	Certificate of Formation of CPN Freestone, LLC.*

3.58	Certificate of Formation of Calpine Freestone Energy GP, LLC.*

3.59	Certificate of Amendment to Certificate of Formation of Calpine Freestone Energy GP, LLC.*

3.60	Certificate of Limited Partnership of Calpine Freestone Energy, LP.*

3.61	Certificate of Amendment to Certificate of Limited Partnership of Calpine Freestone Energy, LP.*

3.62	Amended and Restated Certificate of Limited Partnership of Calpine Power Equipment LP.*

3.63	Amended and Restated Certificate of Formation of Los Medanos Energy Center LLC (f/k/a Pittsburg District Energy Facility, LLC).*

3.64	Certificate of Amendment to Certificate of Formation of Los Medanos Energy Center LLC (f/k/a Pittsburg District Energy Facility, LLC).*

3.65	Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*

3.66	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*

3.67	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*

3.68	Certificate of Formation of Morgan Energy Center, LLC.*

3.69	Certificate of Amendment to Certificate of Formation of Morgan Energy Center, LLC.*

3.70	Certificate of Formation of Pastoria Energy Facility L.L.C.*

3.71	Certificate of Amendment to Certificate of Formation of Pastoria Energy Facility L.L.C.*

3.72	Certificate of Amendment to Certificate of Formation of Pastoria Energy Facility L.L.C.*

3.73	Amended and Restated Certificate of Formation of Calpine Pastoria Holdings, LLC (f/k/a Pastoria Energy Center, LLC).*

3.74	Certificate of Amendment to Certificate of Formation of Calpine Pastoria Holdings, LLC (f/k/a Pastoria Energy Center, LLC).*

3.75	Amended and Restated Certificate of Limited Partnership of Calpine Oneta Power, L.P. (f/k/a Panda Oneta Power, L.P.).*

3.76	Certificate of Amendment to Certificate of Limited Partnership of Calpine Oneta Power, L.P. (f/k/a Panda Oneta Power, L.P.).*

3.77	Amended and Restated Certificate of Formation of Calpine Oneta Power I, LLC (f/k/a Panda Oneta Power I, LLC).*

3.78	Certificate of Amendment to Certificate of Formation of Calpine Oneta Power I, LLC (f/k/a Panda Oneta Power I, LLC).*

Exhibit Number	Description
3.79	Amended and Restated Certificate of Formation of Calpine Oneta Power II, LLC (f/k/a Panda Oneta Power II, LLC).*

3.80	Certificate of Amendment to Certificate of Formation of Calpine Oneta Power II, LLC (f/k/a Panda Oneta Power II, LLC).*

3.81	Certificate of Formation of Zion Energy LLC.*

3.82	Certificate of Amendment to Certificate of Formation of Zion Energy LLC.*

3.83	Certificate of Amendment to Certificate of Formation of Zion Energy LLC.*

3.84	Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*

3.85	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*

3.86	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*

3.87	Amended and Restated Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*

3.88	Certificate of Amendment to Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*

3.89	Certificate of Amendment to Amended and Restated Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*

3.90	Amended and Restated Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC)*

3.91	Certificate of Amendment to Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC).*

3.92	Certificate of Amendment to Amended and Restated Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC).*

3.93	Limited Liability Company Operating Agreement of CalGen.*

3.94	Bylaws of CalGen Finance*

3.95	Limited Liability Company Operating Agreement of CalGen Expansion Company, LLC.*

3.96	Agreement of Limited Partnership of Baytown Energy Center, LP.*

3.97	Amended and Restated Limited Liability Company Operating Agreement of Calpine Baytown Energy Center GP, LLC.*

3.98	Amended and Restated Limited Liability Company Operating Agreement of Calpine Baytown Energy Center LP, LLC.*

3.99	Limited Liability Company Operating Agreement of Baytown Power GP, LLC.*

3.100	Agreement of Limited Partnership of Baytown Power, LP.*

3.101	Amended and Restated Limited Liability Company Operating Agreement of Carville Energy LLC.*

3.102	Agreement of Limited Partnership of Channel Energy Center, LP, October 2000.*

3.103	Amended and Restated Limited Liability Company Operating Agreement of Calpine Channel Energy Center GP, LLC.*

3.104	Amended and Restated Limited Liability Company Operating Agreement of Calpine Channel Energy Center LP, LLC.*

Exhibit Number	Description
3.105	Limited Liability Company Operating Agreement of Channel Power GP, LLC.*

3.106	Agreement of Limited Partnership of Channel Power, LP.*

3.107	Amended and Restated Limited Liability Company Operating Agreement of Columbia Energy LLC.*

3.108	Amended and Restated Agreement of Limited Partnership of Corpus Christi Cogeneration LP.*

3.109	Amended and Restated Limited Liability Company Operating Agreement of Nueces Bay Energy LLC.*

3.110	Amended and Restated Limited Liability Company Operating Agreement of Calpine Northbrook Southcoast Investors, LLC.*

3.111	Limited Liability Company Operating Agreement of Calpine Corpus Christi Energy GP, LLC.*

3.112	Agreement of Limited Partnership of Calpine Corpus Christi Energy, LP.*

3.113	Amended and Restated Limited Liability Company Operating Agreement of Decatur.*

3.114	Amended and Restated Limited Liability Company Operating Agreement of Delta Energy Center, LLC.*

3.115	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company Two, LLC.*

3.116	Second Amended and Restated Agreement of Limited Partnership of Freestone Power Generation LP.*

3.117	Limited Liability Company Operating Agreement of Calpine Freestone, LLC.*

3.118	Limited Liability Company Operating Agreement of CPN Freestone, LLC.*

3.119	Limited Liability Company Operating Agreement of Calpine Freestone Energy GP, LLC.*

3.120	Agreement of Limited Partnership of Calpine Freestone Energy, LP.*

3.121	Amended and Restated Agreement of Limited Partnership of Calpine Power Equipment LP.*

3.122	Amended and Restated Limited Liability Company Operating Agreement of Los Medanos Energy Center LLC.*

3.123	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company One, LLC.*

3.124	Amended and Restated Limited Liability Company Operating Agreement of Morgan Energy Center, LLC.*

3.125	Amended and Restated Limited Liability Company Operating Agreement of Pastoria Energy Facility L.L.C.*

3.126	Limited Liability Company Operating Agreement of Calpine Pastoria Holdings, LLC.*

3.127	Amended and Restated Agreement of Limited Partnership of Calpine Oneta Power, L.P.*

3.128	Amended and Restated Limited Liability Company Operating Agreement of Calpine Oneta Power I, LLC.*

3.129	Amended and Restated Limited Liability Company Operating Agreement of Calpine Oneta Power II, LLC.*

3.130	Limited Liability Company Operating Agreement of Zion Energy LLC.*

3.131	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company Three, LLC.*

3.132	Limited Liability Company Operating Agreement of CalGen Equipment Finance Holdings, LLC.*

3.133	Limited Liability Company Operating Agreement of CalGen Equipment Finance Company, LLC.*

Exhibit Number	Description
4.1	First Priority Indenture, dated March 23, 2004, among CalGen, CalGen Finance, each of the Guarantors named therein and Wilmington Trust FSB, as Trustee.*

4.2	Second Priority Indenture, dated March 23, 2004, among CalGen, CalGen Finance, each of the Guarantors named therein and Wilmington Trust FSB, as Trustee.*

4.3	Third Priority Indenture, dated March 23, 2004, among CalGen, CalGen Finance, each of the Guarantors named therein and Wilmington Trust FSB, as Trustee.*

4.4	Form of First Priority Secured Floating Rate Note due 2009 (included in Exhibit 4.1).*

4.5	Form of Second Priority Secured Floating Rate Note due 2010 (included in Exhibit 4.2).*

4.6	Form of Third Priority Secured Floating Rate Note due 2011 (included in Exhibit 4.3).*

4.7	Form of 11 1/2% Third Priority Secured Note due 2011 (included in Exhibit 4.3).*

4.8	Registration Rights Agreement, dated March 23, 2004, among Calpine Generating Company LLC, CalGen Finance, each of the Guarantors named therein and Morgan Stanley*

4.9	Collateral Trust and Intercreditor Agreement, dated March 23, 2004, among CalGen Holdings, CalGen, each of the Guarantors named therein, Wilmington Trust Company, as Trustee, Morgan Stanley Senior Funding Inc., as Administrative Agent under the Term Loan Agreements, Bank of Nova Scotia, as Administrative Agent under the Revolving Loan Agreements, and Wilmington Trust Company, as Collateral Agent.*

4.10	Membership Interest Pledge Agreement, dated March 23, 2004, among CalGen Holdings, as Pledgor, CalGen, CalGen Expansion Company, LLC, and Wilmington Trust Company, as Collateral Agent.*

4.11	Membership Interest Pledge Agreement, dated March 23, 2004, among CalGen, as Pledgor, CalGen Expansion Company, and Wilmington Trust, as Collateral Agent.*

4.12	Security Agreement, dated March 23, 2004, among CalGen, the Guarantors party therein from time to time; and Wilmington Trust Company, as Collateral Agent.*

4.13	Collateral Account Control Agreement, dated March 23, 2004, among CalGen and Wilmington Trust Company, as Collateral Agent.*

10.1	Credit and Guarantee Agreement of $600,000,000 First Priority Secured Institutional Term Loans Due 2009, dated March 23, 2004, among CalGen, CalGen Finance, each of the Guarantors named therein, Morgan Stanley Senior Funding Inc., as Administrative Agent and Arranger, and the Lenders party to the agreement from time to time.*

10.2	Credit and Guaranty Agreement of $100,000,000 Second Priority Secured Institutional Term Loans Due 2010, dated March 23, 2004, among CalGen, CalGen Finance, each of the Guarantors named therein, Morgan Stanley Senior Funding Inc., as Administrative Agent and Arranger, and the Lenders party to the agreement from time to time.*

10.3	Amended and Restated Credit Agreement of $200,000,000 First Priority Secured Revolving Loans, dated March 23, 2004, among CalGen, each of the Guarantors named therein, the Bank of Nova Scotia, as Administrative Agent and Lead Arranger, Bayerische Landesbank Cayman Islands Branch, Credit Lyonnais New York Branch, ING Capital LLC, Toronto Dominion Inc., each as Agent and Arranger, and the Lenders party to the agreement from time to time.*

10.4	ISDA Master Agreement, Schedule and Confirmation, dated March 12, 2004, between CalGen and MSCG.*

10.5	Guaranty, dated March 12, 2004, made by Morgan Stanley in favor of MSCG.*

10.6	Fixed Price Agreement, dated March 23, 2004, among CES, CalGen, Delta ProjectCo. and Los Medanos ProjectCo.*

10.7	Index Based Agreement, dated March 23, 2004, among CES and CalGen and each of CalGen’s subsidiaries named therein.*

10.8	First Amendment to Index Based Agreement, dated May 20, 2004, among CES and CalGen and each of CalGen’s subsidiaries named therein.*

Exhibit Number	Description
10.9	Second Amendment to Index Based Agreement, dated May 26, 2004, among CES and CalGen and each of its Subsidiaries named therein.*

10.9(a)	Third Amendment to Index Based Agreement, dated August 1, 2004, among CES and CalGen and each of CalGen’s subsidiaries named therein (incorporated by reference to Exhibit 10.10 to the Registrants’ Registration Statement on Form S-4/A (Registration No. 333-117335), filed with the SEC on October 19, 2004).

10.9(b)	Fourth Amendment to Index Based Agreement, effective as of May 1, 2005, among CES and CalGen and each of CalGen’s subsidiaries named therein.†

10.10	O&M Agreement, dated March 23, 2004, among COSCI and CalGen and each of CalGen’s subsidiaries named therein.*

10.11	Maintenance Agreement, dated March 23, 2004, among COSCI and CalGen and each of its Subsidiaries named therein.*

10.12	Master Construction Management Agreement, dated March 23, 2004, among CCMCI, CalGen and certain of the Facility Owners named therein.*

10.13	Administrative Agreement, dated March 23, 2004, among CalGen, each of its Subsidiaries named therein, and CalGen Finance*

10.14	Project Undertaking and Agreement, dated March 23, 2004, among Calpine and CalGen and each of its Subsidiaries named therein.*

10.15	Affiliate Party Agreement Guaranty, dated March 23, 2004, made by Calpine in favor of CalGen and each of its Subsidiaries named therein.*

10.16	Working Capital Facility Agreement, dated March 23, 2004, among Calpine, CalGen Holdings and CalGen.*

10.17.1	$2,000,000,000 Amended & Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders from time to time party thereto, Credit Suisse Securities (USA) LLC and Deutsche Bank Trust Company Americas, as Joint Syndication Agents, Deutsche Bank Securities Inc. and Credit Suisse and Deutsche Bank Trust Company Americas, as Joint Administrative Agents (incorporated by reference to Exhibit 10.1.1.1 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.17.2	First Consent, Waiver and Amendment, dated as of May 3, 2006, to and under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders (incorporated by reference to Exhibit 10.1.1.2 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

10.17.3	Consent, dated as of June 28, 2006, under the Amended and Restated Revolving Credit, Term Loan and Guarantee Agreement, dated as of February 23, 2006, among Calpine Corporation, as borrower, its subsidiaries named therein, as guarantors, the Lenders party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the First Priority Lenders, and Credit Suisse, Cayman Islands Branch, as administrative agent for the Second Priority Term Lenders. (incorporated by reference to Exhibit 10.1.1.3 to Calpine Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 14, 2006).

10.18	Amended and Restated Security and Pledge Agreement, dated as of February 23, 2006, among Calpine Corporation, its subsidiaries signatory thereto and Deutsche Bank Trust Company Americas, as collateral agent (incorporated by reference to Exhibit 10.1.2 to Calpine Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on May 19, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges.†

24.1	Powers of Attorney for CalGen, CalGen Finance and the other Additional Registrants (included in the signature pages hereof)

31.1	Certification of the President and Corporate Secretary pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of President and Corporate Secretary and Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith.

*	Incorporated by reference to the corresponding exhibit to the Registrants’ Registration Statement on Form S-4 (Registration No. 333-117335), filed with the SEC on July 13, 2004.